Form 10QSB
period 2006-09-30
NEWTOWN LANE MARKETING INC
filed 2006-11-13
CIK 1353538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

       [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to _____________

                       Commission file number: 333-135495

                      NEWTOWN LANE MARKETING, INCORPORATED

        (Exact name of small business issuer as specified in its charter)

             Delaware                                  20-3547231
             --------                                  ----------
      (State of Jurisdiction                          (IRS Employer
         of Incorporation                            Identification
         or Organization)                                Number)

                                 33 Newtown Lane
                             East Hampton, NY 11937
           (Address including Zip Code of Principal Executive Office)

                                 (212) 561-3626
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes | | No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,107,784 shares of Common Stock, as of November 8, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      NEWTOWN LANE MARKETING, INCORPORATED

                                                                        Page No.

PART I     Financial Information

Item 1     Unaudited Financial Statements:

           Unaudited Balance Sheet as of September 30, 2006 and
           March 31, 2006                                                  1

           Unaudited Income Statement for the Three and Six
           Months ending September 30, 2006 and for the period
           from September 26, 2005 (inception) to September 30,
           2006                                                            2

           Unaudited Statement of Cash Flows for the Six Months
           ending September 30, 2006 and from September 26, 2005
           (inception) to September 30, 2006                               3

           Notes to Unaudited Financial Statements                         4

Item 2     Management's Discussion and Analysis or Plan of
           Operation                                                       6

Item 3     Controls and Procedure                                         12

PART II    Other Information (Items 1-6)                                  13

Signature Page                                                            14

                                     PART I

Item 1. Financial Statements

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      SEPTEMBER 30, 2006 AND MARCH 31, 2006
                                   (Unaudited)

                                                                          September 30,     March 31,
                                                                               2006           2006
                                                                          ----------------------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                $   456,539     $   827,936
  Other current assets                                                          13,994              --
                                                                           -----------     -----------
    Total current assets                                                       470,533         827,936
  Property, plant and equipment, net                                             4,040              --
  Investment in KSV joint venture                                               17,878              --
                                                                           -----------     -----------
TOTAL ASSETS                                                               $   492,451     $   827,936
                                                                           ===========     ===========

                       LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                         $    47,660     $   110,040
                                                                           -----------     -----------
LONG-TERM LIABILITIES
  Accrued interest payable                                                      68,588          20,588
  Long term debt, net of discount                                              850,295         817,029
                                                                           -----------     -----------
                                                                               918,883         837,617
                                                                           -----------     -----------

TOTAL LIABILITIES                                                              966,543         947,657

SHAREHOLDERS' DEFICIT
  Preferred stock, $.001 par value;  1,000,000 shares authorized,
    none issued and outstanding                                                     --              --
  Common stock, $.001 par value, 29,000,000 shares authorized,
    5,107,784 and 4,248,584 shares issued and outstanding, respectively          5,108           4,249
  Additional paid-in-capital                                                   525,067         239,504
  Deficit accumulated during the development stage                          (1,004,267)       (363,474)
                                                                           -----------     -----------
      Total shareholders'deficit                                              (474,092)       (119,721)
                                                                           -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $   492,451     $   827,936
                                                                           ===========     ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                                INCOME STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND FOR THE PERIOD
         FROM SEPTEMBER 26, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006
                                   (Unaudited)

                                                                September 26, 2005                              September 26, 2005
                                        Three Months Ended     (Inception) Through        Six Months Ended     (Inception) Through
                                        September 30, 2006      September 30, 2005      September 30, 2006      September 30, 2006
                                        ------------------     -------------------      ------------------     -------------------
Revenue                                  $          11,000       $              --       $          41,500       $          41,500
Expenses:
Cost of goods sold                                  10,142                      --                  30,104                  30,104
Selling, general and administrative                170,161                   2,500                 571,321                 897,399
Interest expense, net                               35,934                      --                  73,746                 111,142
Loss from KSV joint venture                          7,122                      --                   7,122                   7,122
                                         -----------------       -----------------       -----------------       -----------------
Total expense                                      223,359                      --                 682,293               1,045,767

Net loss                                 $        (212,359)      $          (2,500)      $        (640,793)      $      (1,004,267)
                                         =================       =================       =================       =================

Net loss per share - basic and diluted   $           (0.04)      $           (0.00)      $           (0.13)

Weighted average shares outstanding
-- basic and diluted                             5,107,784               3,450,000               4,965,777

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND FOR THE PERIOD FROM
            SEPTEMBER 26, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006
                                   (Unaudited)

                                                                                       September 26, 2005      September 26, 2005
                                                               Six Months Ended       (Inception) Through     (Inception) Through
                                                              September 30, 2006       September 30, 2005      September 30, 2006
                                                              -------------------     -------------------     -------------------
Cash Flows from Operating Activities
Net loss                                                      $          (640,793)    $            (2,500)    $        (1,004,267)

Adjustments to reconcile net loss to net cash used
in operating activities:
    Share based compensation                                              221,622                   2,500                 230,372
    Amortization of debt discount                                          33,266                      --                  50,298
    Loss on KSV joint venture                                               7,122                      --                   7,122
    Increase in other assets                                              (13,994)                     --                 (13,994)
    Increase in accounts payable and accruals                              50,420                      --                 181,048
                                                              -------------------     -------------------     -------------------
Net cash used in operating activities                                    (342,357)                     --                (549,421)

Cash used in Investing Activities
  Investment in KSV joint venture                                         (25,000)                     --                 (25,000)

  Acquisition of demo equipment                                            (4,040)                     --                  (4,040)
                                                              -------------------     -------------------     -------------------

Net cash used in investing activities                                     (29,040)                     --                 (29,040)

Cash Flows from Financing Activities
  Issuance of notes payable                                                    --                      --                 799,997
  Proceeds from issuance of common stock                                       --                  75,000                 235,003
                                                              -------------------     -------------------     -------------------
Net cash provided by financing activities                                      --                      --               1,035,000

Net increase/(decrease)  in cash and cash
equivalents                                                              (371,397)                 75,000                 456,539

Cash and cash equivalents, beginning of period                            827,936                      --                      --
                                                              -------------------     -------------------     -------------------
Cash and cash equivalents, end of period                      $           456,539     $            75,000     $           456,539
                                                              ===================     ===================     ===================

Supplemental Disclosures
  Interest paid                                                                --                      --                      --
  Income taxes paid                                                            --                      --                      --

Non-cash Transactions
  Issuance of common stock for accounts payable               $            64,800     $                --     $            64,800
                                                              ===================     =================       ===================

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      Newtown Lane Marketing, Incorporated
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization

Newtown Lane Marketing, Incorporated holds the exclusive license to exploit the Dreesen's Donut Brand in the United States, with the exception of Florida and Pennsylvania.

Basis of Presentation

The accompanying unaudited interim financial statements of Newtown have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Newtown's audited 2006 annual financial statements and notes thereto filed with the SEC on Form SB-2/A, which was declared effective October 23, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Newtown's 2006 annual financial statements have been omitted.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recognition of Revenue

Newtown recognizes revenue for each of two events.

-the shipment of a machine. Revenue is recognized when a machine is shipped as the obligation of Newtown has been fulfilled once a machine has been shipped to a customer.

-the shipment of a reorder of donut mix. Revenue is recognized upon shipment of a bag of donut mix to a customer using the machine sold by Newtown.

Investment in Joint Venture

Newtown and Mr. John Vincenzo entered into a 50/50 joint venture in June 2006, through KSV Ventures, LLC, a newly-formed Delaware limited liability company, to sell fresh donuts at outdoor public and private events. This joint venture is further described below in Note 3. Newtown accounts for this joint venture under the equity method.

NOTE 2. EQUITY

On April 4, 2006 Newtown issued 600,000 shares and options to purchase a total of 1,250,000 shares of common stock to two employees, two directors and selected consultants.

The options on the shares vest according to set schedules. Of the 1,250,000 options issued, 375,000 options vested immediately upon grant. These options are exercisable at a strike price of $0.25 per share and expire on March 31, 2011.

Of the 1,250,000 options issued, 400,000 options vest quarterly over 2 years with the initial traunch vesting on April 4, 2006; and 350,000 options vest on December 31, 2007. These options are exercisable at a strike price of $0.25 per share and expire on March 31, 2011.

Of the 1,250,000 options issued, 50,000 options vest quarterly over 1 year with the initial traunch vesting on April 4, 2006; and 75,000 options vest quarterly over 1 year with the initial traunch having vested on June 30, 2006. These options are exercisable at a strike price of $0.35 per share and expire on March 31, 2011.

The fair value of the options was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Newtown's common stock on April 4, 2006, $0.25; expected volatility of 36%; risk free interest rate of approximately 4.82%; and a term of five years.

The resulting fair value of the options vested at September 30, 2006 of $71,622 was recorded in the statement of expenses as a selling, general and administrative expense.

The fair value of the 600,000 shares issued of $150,000 was recorded in the statement of expenses as a selling, general and administrative expense.

NOTE 3. INVESTMENT IN JOINT VENTURE

Newtown and Mr. John Vincenzo entered into a joint venture in June 2006, through KSV Ventures, LLC, a newly-formed Delaware limited liability company, to sell fresh donuts at outdoor public and private events. Newtown invested $25,000 into this joint venture. Newtown supplied the capital and equipment while Mr. Vincenzo is supplying the manpower and expertise. Any profits are to be shared 50/50. Newtown accounts for this joint venture under the equity method. To date, there have been no revenues. The joint venture also does not provide for any guarantees or minimums.

Item 2. Plan of Operation

Plan of Operation. Newtown Lane Marketing has had limited revenues since we commenced operations in late 2005. See Item 1 "Financial Statements." Accordingly, the information provided in this Item 2 is a plan of operation pursuant to Regulation S-B Item 303(a) promulgated by the SEC.

Effective November 21, 2005, we entered into a License Agreement (the "License Agreement") with Dreesen's Enterprises, Inc. The License Agreement grants to us the non-exclusive right to use the Dreesen's name throughout the United States to market and promote Dreesen's Famous Donuts, and the exclusive right throughout the United States (except in the states of Florida and Pennsylvania, where we were granted non-exclusive rights, and the county of Suffolk, which Dreesen's retained for itself) to grant sublicenses to others to use the Dreesen's name and to make and distribute Dreesen's Famous Donuts using Dreesen's secret recipe mix, shortening and doughnut sugar. The License Agreement has an initial term of two years, until December 31, 2007, but, at our option, may be extended for two additional terms of two years each, provided that at the end of each term we have at least 100 sublicensees and are otherwise in compliance with the material terms of the License. The License Agreement requires that we purchase from Dreesen's all Start-Up Kits at a price of $9,000 each, subject to increase.

With limited sales to date, there is insufficient history upon which an investor may base an assessment of our prospects for success. As of September 30, 2006, we have taken measures to decrease expenditures as much as possible. Nevertheless, we continue to market and distribute the Start-up Kit and supplies, and to create greater awareness of the opportunity to make and sell Dreesen's Famous Donuts.

In the future, we may seek additional capital by selling debt or equity securities, curtail operations, sell assets, or otherwise be required to bring cash flows in balance if we approach a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all. Our inability to obtain sufficient financing may adversely affect our operating results and prospects.

Our forecasted operating needs and funding requirements, as well as our projected ability to obtain adequate financial resources, involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the "Risk Factors" set forth below. The risks described therein are not the only ones facing us and additional risks that we do not yet know of or that we currently think are not material may also have an adverse effect on our business operations. If any of the risks actually occur, our business could be adversely affected as well as the value of our shares.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Because of our limited level of operations, we have not had to make material assumptions or estimates other than our assumption that we are a going concern. If our business increases, our principal estimates will involve whether engagements in process will be profitable.

Forward Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

LACK OF OPERATING HISTORY; NO ASSURANCE OF SUCCESS; NEED FOR ADDITIONAL FUNDS

We were formed in September 2005 and we intend to continue our efforts to market and distribute the Start-up Kit and supplies, and to create greater awareness of the opportunity to make and sell Dreesen's Famous Donuts. There can be no assurance that we will successfully complete any of our goals on a timely basis or that we will be able to develop or profitably exploit a market for Start-up Kits.

We may not be able to operate to the point at which we will be generating positive cash flow and we may require additional cash to achieve our objectives. There is no assurance that such cash as we will need will be available on acceptable terms, if at all. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing shareholders will result. Even if we are successful in our efforts to raise additional cash, there is no assurance that we will achieve our business objectives or operate profitably.

DEPENDENCE ON KEY PERSONNEL

Our business depends to a significant degree on the continuing contributions of our key management none of whom is required to devote any prescribed amount of time to the affairs of our Company. There can be no assurance that the loss of members of management of the Company would not materially adversely affect our business. We do not have "key-man" life insurance policies on any of our executives.

DEPENDENCE UPON THIRD PARTIES

Our ability to grow our business is dependant upon our ability to sell Dreesen's Start-up Kits, consisting of a Donut Robot (which is an automatic donut-making machine), recipe mix, shortening, donut sugar and miscellaneous other items. Our business is also dependent upon the ability of our sublicensees (or operators) to successfully grow and develop their businesses relating to Dreesen's Famous Donuts. Our operators may not have the skills, ability or dedication to operate successfully.

We are also dependent upon third parties for the production of the Donut Robot and other equipment and supplies used by our operators. To date, Dreesen's Enterprises has acquired Donut Robots only from Belshaw Brothers and we have not yet sourced an alternate supplier. Any delay or interruption in the supply of Donut Robots or consumables used by our operators could adversely affect their businesses and ours.

WE MAY BE HARMED BY ACTIONS OF OUR LICENSEES

The operators to which we intend to sell Start-up Kits and donut mix are independent operators and not employees of ours. The quality of their operations will largely be determined by their skill and dedication. Operators may conduct their businesses in a manner which detracts from the image of "Dreesen's Famous Donuts." Given that we are not a franchisor, we may have limited ability to control an operator conducting itself in an inappropriate manner, and its operations could negatively impact our reputation and sales.

SUCCESS OF ORIGINAL STORE IS NOT NECESSARILY INDICATIVE OF OUR PROSPECTS FOR SUCCESS

A number of factors combined to make Dreesen's Famous Donuts a success in the Scoop Du Jour in East Hampton, New York and the limited number of other locations where they are being distributed. There is no guarantee that others will be able to duplicate the success of those currently distributing Dreesen's Famous Donuts.

THE FAILURE OR INABILITY TO ENFORCE DREESEN'S TRADEMARK COULD ADVERSELY AFFECT OUR BUSINESS.

Dreesen's Enterprises owns certain common law and federally registered trademarks relating to Dreesen's. We believe that these trademarks and other proprietary rights, such as Dreesen's secret recipe, are important to our success. Actions we may need to take to limit imitation by others may not be successful, could be costly and may distract our management from other issues.

THE FOOD SERVICE INDUSTRY IS AFFECTED BY MANY FACTORS BEYOND OUR CONTROL.

Food service businesses are often affected by changes in consumer tastes, local economic conditions and demographic changes. The performance of individual operators may be adversely affected by traffic patterns and the type, number and location of competing stores. Sales of our operators and our ability to sell Start-up Kits could be adversely affected by consumer tastes, for instance if health or dietary concerns cause consumers to avoid donuts in favor of other foods. Moreover, our success is primary dependent upon a single product. If consumer demand for donuts decreases, our business would be more adversely affected than if we had diversified products.

OUR SUCCESS DEPENDS ON OUR OPERATORS' ABILITY TO COMPETE WITH MANY FOOD SERVICE BUSINESSES.

Dreesen's Famous Donuts will compete with many well established products offered by food service companies such as donut retailers and bakeries, bagel shops, fast food restaurants, delicatessens, convenience stores and specialty coffee shops. Our success will be dependent upon our ability to convince operators that Dreesen's Famous Donuts can successfully compete against competitive products.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING AND SATISFY OBLIGATIONS THROUGH ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We have no committed source of financing. Wherever possible, we will attempt to use noncash consideration to satisfy obligations. In many instances, we believe that the noncash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but un-issued shares of common stock and the 1,000,000 authorized shares of "blank check" preferred stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders and may dilute the book value of the common stock, and such dilution may be material. Such issuances may also serve to enhance existing management's ability to maintain control of the Company. In addition, our 2006 Stock Incentive Plan allows the issuance of up to 2,000,000 shares of common stock. As of November 8, 2006, we had issued options to purchase 1,250,000 shares of common stock under such plan.

CONTROL BY EXISTING MANAGEMENT

Messrs. Cohen, Burde, Baring and McGill (who are our officers and directors) own approximately 38% of the outstanding shares of the Company and are able to control the direction and affairs of the Company.

POTENTIAL CONFLICTS OF INTEREST

None of our key personnel (See "Business - Employees") is required by contract to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating time among their various business activities. In the course of their other business activities, certain key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

BECAUSE THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO RESELL YOUR STOCK.

There is no established trading market for our common stock and there is currently no market whatsoever for our securities. We will seek to have a market maker file an application with the NASD on our behalf to quote the shares of our common stock on the OTC Bulletin Board. There can be no assurance as to whether such market maker's application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in the Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

BECAUSE THE COMMISSION IMPOSES ADDITIONAL SALES PRACTICE REQUIREMENTS ON BROKERS WHO DEAL IN OUR SHARES WHICH ARE PENNY STOCKS, SOME BROKERS MAY BE UNWILLING TO TRADE THEM. THIS MEANS THAT YOU MAY HAVE DIFFICULTY RESELLING YOUR SHARES AND THIS MAY CAUSE THE PRICE OF THE SHARES TO DECLINE.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the "Exchange Act") which impose additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

WE DO NOT INTEND TO PAY DIVIDENDS AND THERE WILL BE FEWER WAYS IN WHICH YOU CAN MAKE A GAIN ON ANY INVESTMENT IN THE COMPANY.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in the Company will need to come through appreciation of the stock's price.

WE INDEMNIFY OUR DIRECTORS AGAINST LIABILITY TO THE COMPANY AND OUR STOCKHOLDERS, AND THE COSTS OF THIS INDEMNIFICATION COULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

Our bylaws allow for the indemnification of Company officers and directors in regard to their carrying out the duties of their offices. The bylaws also allow for reimbursement of certain legal defenses.

As to indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act"), for directors, officers or persons controlling the Company, we have been informed that in the opinion of the Commission such indemnification is against public policy and unenforceable.

Since our directors and officers are aware that they may be indemnified for carrying out the duties of their offices, they may be less motivated to ensure that meet the standards required by law to properly carry out their duties, which could have a negative impact on our operating results. Also, if any director or officer claims against the Company for indemnification, the costs could have a negative effect on our operating results.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE AFFECTED BY LOW VOLUME FLOAT.

If a market develops for our shares, substantial sales of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, or the perception that these sales could occur, may have a depressive effect on the market price of our common stock. Such sales or the perception of such sales could also impair our ability to raise capital or make acquisitions through the issuance of our common stock.

IF A MARKET DEVELOPS FOR OUR SHARES, RULE 144 SALES MAY DEPRESS PRICES IN THAT MARKET.

All of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders because the OTC Bulletin Board (if and when our shares are listed thereon) is not an "automated quotation system" and market based volume limitations are not available for securities quoted only over the OTCBB. There is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person) after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market which may develop in the future involves a high degree of risk.

WE MAY ISSUE SHARES OF PREFERRED STOCK HAVING GREATER RIGHTS THAN OUR COMMON STOCK.

Our certificate of incorporation authorizes our Board of Directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our shareholders. Any preferred stock that is issued may rank ahead of our common stock, with respect to dividends, liquidation rights and voting rights, among other things.

Item 3. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB was carried out by the Company under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                            PART II OTHER INFORMATION

Item 1 Legal Proceedings

As of the date of filing of this report, the Company was not a party to any legal proceedings involving the Company.

Item 2 Changes in Securities and Uses of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Shareholders

None

Item 5 Other Information

None

Item 6 Exhibits

           Exhibit No.      Description
        -----------------   -----------------
              31.1          Section 302 Certification of Chief Executive Officer
                              and Chief Financial Officer

              32.1          Section 906 Certification of Chief Executive Officer
                              and Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2006               Newtown Lane Marketing, Incorporated


                                      By: /s/ Richard Cohen
                                          ------------------------------------
                                          Richard Cohen, Chief Executive Officer
                                          and Chief Financial Officer