Form 10QSB
period 2006-12-31
NEWTOWN LANE MARKETING INC
filed 2007-02-06
CIK 1353538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

                                 33 Newtown Lane
                             East Hampton, NY 11937
           ----------------------------------------------------------
           (Address including Zip Code of Principal Executive Office)

                                 (212) 561-3626
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes | | No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,107,784 shares of Common Stock, as of February 5, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      NEWTOWN LANE MARKETING, INCORPORATED

                                                                        Page No.

PART I          Financial Information

Item 1          Unaudited Financial Statements:

                Unaudited Balance Sheets as of December 31, 2006 and       1
                March 31, 2006

                Unaudited Income Statements for the Three Months           2
                ended December 31, 2006 and 2005, the Nine Months ended December 31, 2006 and the periods from September 26, 2005 (inception) to December 31,
                2006 and 2005

                Unaudited Statements of Cash Flows for the Nine            3
                months ended December 31, 2006 and the periods from September 26, 2005 (inception) to December 31, 2006 and 2005

                Notes to Unaudited Financial Statements                    4

Item 2          Management's Plan of Operation                             6

Item 3          Controls and Procedures                                   12

PART II         Other Information (Items 1-6)                             13

Signature Page                                                            14

                                     PART I

Item 1. Financial Statements

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      DECEMBER 31, 2006 AND MARCH 31, 2006
                                   (Unaudited)

                                                                      December 31,       March 31,
                                                                          2006             2006
                                                                     -------------------------------
                                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $     390,189     $     827,936
                                                                     -------------     -------------
  Property, plant and equipment, net                                         3,703                --
  Investment in KSV joint venture                                           17,416                --
                                                                     -------------     -------------

TOTAL ASSETS                                                         $     411,308     $     827,936
                                                                     =============     =============

                   LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $      78,246     $     110,040
  Accrued interest payable                                                  92,808                --
  Current portion of long term debt, net of discount                       869,030                --
                                                                     -------------     -------------
TOTAL CURRENT LIABILITIES                                                1,040,084           110,040

LONG-TERM LIABILITIES
  Accrued interest payable                                                      --            20,588
  Long term debt, net of discount                                               --           817,029
                                                                     -------------     -------------
                                                                                --           837,617
                                                                     -------------     -------------

TOTAL LIABILITIES                                                        1,040,084           947,657

SHAREHOLDERS' DEFICIT
  Preferred stock, $.001 par value;  1,000,000 shares authorized,
    none issued and outstanding                                                 --                --
  Common stock, $.001 par value, 29,000,000 shares authorized,
    5,107,784 and 4,248,584 shares issued and outstanding,
    respectively                                                             5,108             4,249
  Additional paid-in-capital                                               536,545           239,504
  Deficit accumulated during the development stage                      (1,170,429)         (363,474)
                                                                     -------------     -------------
         Total shareholders' deficit                                      (628,776)         (119,721)
                                                                     -------------     -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                          $     411,308     $     827,936
                                                                     =============     =============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                                INCOME STATEMENTS
  FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005, THE NINE MONTHS ENDED
                      DECEMBER 31, 2006 AND FOR THE PERIODS
     FROM SEPTEMBER 26, 2005 (INCEPTION) THROUGH DECEMBER 31, 2006 AND 2005
                                   (Unaudited)

                                                                                                  September 26,      September 26,
                                                                                                      2005               2005
                                          Three Months       Three Months       Nine Months        (Inception)        (Inception)
                                             Ended              Ended              Ended             Through            Through
                                          December 31,       December 31,       December 31,        December 31,       December 31,
                                              2006               2005               2006               2005               2006
                                         ------------------------------------------------------------------------------------------
Revenue                                  $           --     $           --     $       41,500     $           --     $       41,500

Expenses:

Cost of goods sold                                   --                 --             30,104                 --             30,104

Selling, general and administrative             126,219             62,320            697,541             64,820          1,023,619

Interest expense, net                            39,480                (63)           113,226                (64)           150,622

Loss from KSV joint venture                         462                 --              7,584                 --              7,584
                                         --------------     --------------     --------------     --------------     --------------
Total expense                                   166,161             62,257            848,455             64,756          1,211,929

Net loss                                 $     (166,161)    $      (62,257)    $     (806,955)    $      (64,756)    $   (1,170,429)
                                         ==============     ==============     ==============     ==============     ==============

Net loss per share - basic and diluted   $        (0.03)    $        (0.02)    $        (0.16)

Weighted average shares outstanding
-- basic and diluted                          5,107,784          3,450,000          5,013,285

               See accompanying summary of accounting policies and
                         notes to financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2006,
  FOR THE PERIOD FROM SEPTEMBER 26, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005,
             AND FOR THE PERIOD FROM SEPTEMBER 26, 2005 (INCEPTION)
                            THROUGH DECEMBER 31, 2006
                                   (Unaudited)

                                                                               September 26, 2005      September 26, 2005
                                                       Nine Months Ended      (Inception) Through     (Inception) Through
                                                       December 31, 2006       December 31, 2005       December 31, 2006
                                                      -------------------     -------------------     -------------------
Cash Flows from Operating Activities
Net loss                                              $          (806,955)    $           (64,756)    $        (1,170,429)

Adjustments to reconcile net loss to net cash used
in operating activities:
    Share based compensation                                      233,100                   2,500                 241,850
    Amortization of debt discount                                  52,001                      --                  69,033
    Depreciation                                                      337                      --                     337
    Loss on KSV joint venture                                       7,584                      --                   7,584
    Increase in other assets                                           --                  (1,819)                     --
    Increase in accounts payable and accruals                     105,226                  15,000                 235,854
                                                      -------------------     -------------------     -------------------
Net cash used in operating activities                            (408,707)                (49,075)               (615,771)

Cash used in Investing Activities
    Investment in KSV joint venture                               (25,000)                     --                 (25,000)
    Acquisition of equipment                                       (4,040)                     --                  (4,040)
                                                      -------------------     -------------------     -------------------

Net cash used in investing activities                             (29,040)                     --                 (29,040)

Cash Flows from Financing Activities
    Issuance of notes payable                                          --                 230,000                 799,997
    Proceeds from issuance of common stock                             --                  75,000                 235,003
                                                      -------------------     -------------------     -------------------

Net cash provided by financing activities                              --                 305,000               1,035,000

Net increase/(decrease)  in cash and cash
equivalents                                                      (437,747)                255,925                 390,189

Cash and cash equivalents, beginning of period                    827,936                      --                      --
                                                      -------------------     -------------------     -------------------
Cash and cash equivalents, end of period              $           390,189     $           255,925     $           390,189
                                                      ===================     ===================     ===================

Supplemental Disclosures
    Interest paid                                                      --                      --                      --
    Income taxes paid                                                  --                      --                      --

Non-cash Transactions
    Issuance of common stock for accounts payable     $            64,800     $                --     $            64,800
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

Basis of Presentation

The accompanying unaudited interim financial statements of Newtown have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Newtown's audited 2006 annual financial statements and notes thereto filed with the SEC on Form SB-2/A, which was declared effective December 18, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Newtown's 2006 annual financial statements have been omitted.

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

Recognition of Revenue

Newtown recognizes revenue for each of two events:

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

Of the 1,250,000 options issued, 50,000 options vest quarterly over 1 year with the initial traunche vesting on April 4, 2006; and 75,000 options vest quarterly over 1 year with the initial traunche having vested on June 30, 2006. These options are exercisable at a strike price of $0.35 per share and expire on March 31, 2011.

The fair value of the options was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Newtown's common stock on April 4, 2006, $0.25; expected volatility of 36%; risk free interest rate of approximately 4.82%; and a term of five years.

The resulting fair value of the options vested at December 31, 2006 of $83,100 was recorded in the statement of expenses as a selling, general and administrative expense.

The fair value of the 600,000 shares issued of $150,000 was recorded in the statement of expenses as a selling, general and administrative expense.

NOTE 3. INVESTMENT IN JOINT VENTURE

Newtown and Mr. John Vincenzo entered into a joint venture in June 2006, through KSV Ventures, LLC ("KSV"), a newly-formed Delaware limited liability company, to sell fresh donuts at outdoor public and private events. Newtown invested $25,000 into this joint venture. Newtown supplied the capital and equipment while Mr. Vincenzo is supplying the manpower and expertise. Any profits are to be shared 50/50. Newtown accounts for this joint venture under the equity method. To date, KSV has generated $5,869 in revenues. To date Newtown's share of KSV's loss amounted to $7,584. The joint venture also does not provide for any guarantees or minimums.

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

With limited sales to date, there is insufficient history upon which an investor may base an assessment of our prospects for success. As of December 31, 2006, we have taken measures to decrease expenditures as much as possible. We have also begun to seek a higher profile within the investment community, with the aim of attracting collaborative partners with which we may achieve our stated goals and establish new markets and ventures, or engage in a new business.

On December 18, 2006, Post-Effective Amendment No. 2 to our Registration Statement filed on Form SB-2 was declared effective. On December 22, 2006, we received notice that NASDAQ had given clearance for our shares to be traded on the Over-the-Counter Bulletin Board under the symbol NWLM. Trading in our shares has been extremely limited and we do not expect an active market to develop in the foreseeable future.

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

CONTROL BY EXISTING MANAGEMENT

Messrs. Cohen, Burde, Baring and McGill (who are our officers and directors) own approximately 44% of the outstanding shares of the Company and are able to control the direction and affairs of the Company.

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

BECAUSE THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO RESELL YOUR STOCK.

There is no established trading market for our common stock. Although our stock has been cleared for trading on the OTC Bulletin Board, it is unlikely that an active market for our shares will develop in the foreseeable future.

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

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Shareholders

None

Item 5 Other Information

None

Item 6 Exhibits

           Exhibit No.      Description
           -----------      -----------
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

Dated: February 6, 2007               Newtown Lane Marketing, Incorporated


                                      By: /s/ Richard Cohen
                                          --------------------------------------
                                          Richard Cohen, Chief Executive Officer
                                           and Chief Financial Officer