Form 10KSB
period 2007-03-31
NEWTOWN LANE MARKETING INC
filed 2007-06-01
CIK 1353538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                        Commission file number: 000-29245

                      NEWTOWN LANE MARKETING, INCORPORATED
                 (Name of small business issuer in its charter)

                  Delaware                               20-3547231
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

   33 Newtown Lane, East Hampton, New York                 11937
   (Address of principal executive offices)              (Zip code)

         Issuer's telephone number, including area code: (212) 561-3626

         Securities registered under Section 12(b) of the Exchange Act:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
           N/A                                         N/A

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock,
                            $.001 par value per share
                            -------------------------
                                (Title of class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      The issuer's revenues for its most recent fiscal year were $41,500.

      As of May 25, 2007, the aggregate market value of the issuer's common equity held by non-affiliates was $915,092, based on the closing price of $0.51 for its common stock on the OTC Bulletin Board on May 25, 2007. Approximately 5,232,784 shares of the issuer's common stock were outstanding as of May 25, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Cautionary Notice Regarding Forward Looking Statements

      Newtown Lane Marketing, Incorporated (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risk Factors" as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. Description of Business.

      Purpose

      We were formed in September 2005 to exploit the reputation for quality and taste associated with "Dreesen's Famous Donuts." As a first step towards the creation of an internationally recognized branded donut and donut making system, in November 2005, we entered into a License Agreement with Dreesen's Enterprises, Inc., the owner of the rights to the trademark "Dreesen's Famous Donuts" and the secret recipe for making Dreesen's donuts. This license ("License") grants to us the right to market Dreesen's "Start-up Kit," along with the right to use the Dreesen's name and logos, on an exclusive basis throughout the United States, except for the states of Florida and Pennsylvania, where we have non-exclusive rights, and in Suffolk County, which Dreesen's retained for itself. A Start-up Kit includes a "Donut Robot" Mark II Machine, recipe mix, shortening, donut sugar and miscellaneous items.

      Background

      The DeSanti family came to Sag Harbor from the village of Ginestra Sabina in the mountains of Italy in the early 1900's. In 1948 Rudy DeSanti's father and a partner bought Dreesen's Excelsior Market, a simple old-fashioned sawdust-on-the-floor butcher shop in East Hampton, then a small village on the eastern end of Long Island. In the late 1950's Rudy DeSanti's father purchased an automatic machine, a donut robot, made by the Belshaw Bros. Company. The machine turned the donuts, drained them and dropped them onto a waiting tray.

      In the 1960's, Rudy DeSanti ("Rudy") left his father's business and went into the business of building houses. In 1970 his father's partner died. At that time, Rudy's father decided to stop running the family's store and Rudy decided to run it permanently. Rudy ran his market, a meat shop with donuts, on Newtown Lane from 1970 until he made the strategic decision in the year 2002 to concentrate on the wholesale donut business and rented space in his building to "Scoops Ice Cream" and granted it the right to distribute Dreesen's Famous Donuts.

      While Rudy was operating the market, it became a full service delicatessen and the donut business flourished. The donut machine was displayed near the windows so that passers by could see the donuts being made. Among Rudy's customers were Alec Baldwin, Martha Stewart, Bill Clinton, Billy Joel and other celebrities. Dreesen's Famous Donuts were publicly acknowledged when Rudy on news and other lifestyle television programs. There is still a Donut Robot news and other lifestyle television programs. There is still a Donut Robot in the window of the Scoop's Ice Cream shop at the site of Rudy's market, turning out Dreesen's Famous Donuts for its customers.

      Rather than disclose his donut recipe, Rudy has helped people make Dreesen's Famous Donuts at other locations. They buy equipment from Rudy, a modern Belshaw Bros. machine that they can put in a window, and sell product made to his specifications using mix and other ingredients provided by Rudy, keeping the profit for themselves. Dreesen's Famous Donuts can now be found at more than 10 locations, originated by Mr. DeSanti, in Manhattan, New Jersey, Massachusetts and Pennsylvania, including those set forth below.

                                    LOCATIONS

Scoop Du Jour                            Balthazar
35 Newtown Lane                          80 Spring Street
East Hampton, NY 11937                   New York City, NY 10012
631-329-4883                             212-965-1785

Homer's Variety                          Heartland Brewery/Empire State Building
64 Brunell Ave                           350 Fifth Ave
Lenox, MA 1240                           New York City, NY 10118
413-637-0061                             212-645-3400

Tom Bailey's Market                      Jacob Javits Center
1323rd Ave                               655 West 34th Street
Spring Lake, NJ 7762                     New York City, NY 10001
732-282-0920                             212-216-2400

Route 22 Restaurant                      The Tavern on the Green
55 Old Route 22                          Central Park at West 67th Street
Armonk, NY 10504                         New York City, NY 10023
914-765-0022                             212-877-7139

Ronnie's Deli                            Carversville General Store
Box 160 Main Street                      6208 Fleecydale Road
Montauk, NY 11954                        Carversville, PA 18913
631-668-2757                             215-297-5353

Gourmet Garage
1245 Park Avenue
New York, NY 10128
212-348-5850

      The System

      To assure himself that donuts sold by others bearing the Dreesen's name meet his standards, Rudy DeSanti developed a system. The system includes the line of "Donut Robots" and peripherals produced by Belshaw Bros., Inc., a member of the AGA Foodservice Equipment group of Companies, a division of AGA Foodservice Group plc., Dreesen's Famous Donut mix based upon the secret family recipe, and Dreesen's shortening and doughnut sugar. Dreesen's buys its shortening and sugar from one supplier pursuant to short-term arrangements but could obtain the same shortening and sugar from other suppliers. The Dreesen's line of donuts consists of only three types of donuts - plain, powdered sugar and cinnamon. Rudy has purposely kept the choices simple. This limits the inventory requirements of an operator and, more importantly, makes the choices easy for the customer.

      In addition to providing the equipment and ingredients, Rudy educates his operators about the preparation and history of Dreesen's donuts. Training, including a film prepared by Belshaw Bros. demonstrating proper use and maintenance of its equipment, is available at Dreesen's in East Hampton or the operator's site, and includes:

      Machine Use

      Ingredient Prep

      Cooking and Timing

      Customer Interaction

      Packaging and Presentation

      Maintenance and Planning

      Donut Tasting and Texture Analysis

      Because Rudy's system is comprehensive, there is generally no need for ongoing participation by Dreesen's. Once an operator buys the necessary equipment and supplies, he's in business producing donuts, a business he can operate on his own or as an adjunct to an existing operation.

      Intellectual Property

      The "Dreesen's Famous Donuts" trademark is owned by Dreesen's Enterprises, Inc. and registered with the United States Patent and Trademark Office. When appropriate, we will seek to file or cause Dreesen's Enterprises to file applications to register the mark in other countries.

      Effective November 21, 2005, we entered into a License Agreement (the "License Agreement") with Dreesen's Enterprises, Inc. The License grants to us the non-exclusive right to use the Dreesen's name throughout the United States to market and promote Dreesen's Famous Donuts; and the exclusive right throughout the United States (except in the states of Florida and Pennsylvania, where we were granted non-exclusive rights, and the county of Suffolk, which Dreesen's retained for itself) to grant sublicenses to others to use the Dreesen's name and to make and distribute Dreesen's Famous Donuts using Dreesen's secret recipe mix, shortening and doughnut sugar. The License Agreement has an initial term of two years, until December 31, 2007, but, at our option, may be extended for two additional terms of two years each, provided that at the end of each term we have at least 100 sublicensees and are otherwise in compliance with the material terms of the License. The License requires that we purchase from Dreesen's all Start-Up Kits.

      In addition to the revenue generated from our sale of Start-up Kits, we are to be paid $2.50 for each 30-lb box of mix sold to our licensees during the terms of the License Agreement and $1,000 should Dreesen's directly grant any sublicense within the territory over which we have rights. A 30-lb box of mix makes approximately 400 donuts. The License also requires that we pay to Dreesen's 50% of our net profit derived from sales of promotional materials such as hats, t-shirts, napkins and mugs.

      Marketing

      We anticipate deriving our revenues principally through two sources, the sale of Start-up Kits and follow-on sales of supplies. In addition to the Start-up Kits and mix, we expect to eventually distribute promotional materials and supplies such as napkins, paper cups, hats, mugs and t-shirts, but we are not anticipating that this will be a source of significant revenues.

      The Start-up Kits will be marketed through a variety of channels. We will advertise directly to individuals and single-store owners through telemarketing advertisements in trade and food magazines, newspapers and participation at trade shows. In addition, building on our existing relationships we will contact owners of chains of stores, such as convenience stores, department, drug and food chains, as well as hotels. We plan to use independent sales representatives who would be compensated by commissions based on sales made by them.

      As our revenues and activities develop, we may determine to form one or more subsidiaries to undertake particular aspects of our business or new projects. For example, we might form a new subsidiary to focus on the distribution of promotional materials or, if we can expand the territory or scope of our License Agreement with Dreesen's, we might form a new subsidiary to deal with overseas opportunities.

      Government Regulation

      The sale of franchises and certain types of business opportunities is highly regulated at the federal and state level. Our current plan is to initially structure the relationship with our customers so as to not be a franchise or a business opportunity. Each sublicensee will be granted the right to use the Dreesen's name and logo only in connection with the sale of donuts produced using Dreesen's mix and approved system. Except for such requirement, each licensee will be free to determine when and how to operate his business. Although we and Dreesen's will be available to provide appropriate support, we do not envision placing the kinds of restrictions and demands on our licensee that would result in a franchise or/finance relationship.

Employees

      Our only employees are R. Scott Barter, Richard M. Cohen and Bradley C. Burde. Messrs Cohen and Burde are officers of the Company.

Risk Factors

      The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of the Common Stock could decline significantly.

LACK OF OPERATING HISTORY; NO ASSURANCE OF SUCCESS; NEED FOR ADDITIONAL FUNDS

      We were formed in September 2005. Our initial efforts to market and distribute the Start-up Kit and supplies, and to create greater awareness of the opportunity to make and sell Dreesen's Famous Donuts have not been successful, and we have little cash left to continue such efforts. There can be no assurance that we will successfully complete any of our goals on a timely basis or that we will be able to develop or profitably exploit a market for Start-up Kits.

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

WE MAY BE HARMED BY ACTIONS OF OUR LICENSEES.

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

SUCCESS OF ORIGINAL STORE IS NOT NECESSARILY INDICATIVE OF OUR PROSPECTS FOR SUCCESS.

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

      We have no committed source of financing. Wherever possible, we will attempt to use noncash consideration to satisfy obligations. In many instances, we believe that the noncash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but un-issued shares of common stock and the 1,000,000 authorized shares of "blank check" preferred stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders and may dilute the book value of the common stock, and such dilution may be material. Such issuances may also serve to enhance existing management's ability to maintain control of the Company. In addition, our 2006 Stock Incentive Plan allows the issuance of up to 2,000,000 shares of common stock. As of March 31, 2007, there are no outstanding options to purchase shares of common stock under such plan.

CONTROL BY EXISTING MANAGEMENT

      Messrs. Cohen, Burde, Baring and McGill (who are our officers and directors) own approximately 44% of the outstanding shares of the Company and are able to control the direction and affairs of the Company.

POTENTIAL CONFLICTS OF INTEREST

      None of our key personnel is required by contract to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating time among their various business activities. In the course of their other business activities, certain key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

      As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders because the OTC Bulletin Board is not an "automated quotation system" and market based volume limitations are not available for securities quoted only over the OTCBB. There is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person) after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Item 2. Description of Property.

      The Company's corporate offices are located at 33 Newtown Lane, East Hampton, New York, and are subject to a lease which terminates on November 30, 2007. The monthly rent under the lease is $1,400.

Item 3. Legal Proceedings.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Our Common Stock is quoted on the OTC Bulletin Board under the trading symbol "NWLM". The prices set forth below reflect the quarterly high and low sale price information for shares of our Common Stock during the last two fiscal years. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There were no trades of our securities on the OTCBB prior to January 16, 2007.

      2007 Quarter Ended                     High                      Low
      ------------------                     ----                      ---
        March 31, 2007                       0.80                     0.20
       December 31, 2006                      N/A                      N/A
      September 30, 2006                      N/A                      N/A
         June 30, 2006                        N/A                      N/A

      As of May 25, 2007, there were approximately fifty-four (54) record holders of our Common Stock

      We have not declared or paid any cash dividends on our Common Stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.

      The Company has outstanding the December Notes which are in the aggregate convertible into 2,742,858 shares of Common Stock, not counting shares which may be issuable upon conversion of interest accruing on such December Notes. Other than the December Notes, we do not have outstanding any options, warrants or other securities exercisable or convertible into shares of our capital stock.

      The following table provides information as of March 31, 2007 about our equity compensation plans and arrangements as of March 31, 2007.

              Equity Compensation Plan Information - March 31, 2007



                                                                                                       (c)
                                                                                                Number of securities
                                                                                              remaining available for
                                                (a)                       (b)                  future issuance under
                                      Number of securities to       Weighted-average            equity compensation
                                      be issued upon exercise       exercise price of            plans (excluding
                                      of outstanding options,      outstanding options,       securities reflected in
        Plan Category                   warrants and rights        warrants and rights             column (a))
-------------------------------     --------------------------    ----------------------     -------------------------
  Equity compensation plans
 approved by security holders                  -0-                        $-0-                         -0-
-------------------------------     --------------------------    ----------------------     -------------------------

Equity compensation plans not
 approved by security holders                  -0-                        $-0-                         -0-
-------------------------------     --------------------------    ----------------------     -------------------------

            Total                              -0-                        $-0-                         -0-
===============================     ==========================    ======================     =========================

Recent Sales of Unregistered Securities

      On April 4, 2006, we issued an aggregate of 600,000 shares of our Common Stock to six individuals in consideration for the following (John Baring-250,000 shares for his agreement to serve as our Chairman; Vincent J. McGill-125,000 shares for his agreement to serve on our Board of Directors; Don Cunningham-50,000 shares for his providing to us an indefinite amount of then current and future services relating to sales and marketing; Wayne Brannan-100,000 shares for his providing to us an indefinite amount of then current and future financial consulting services; John Vincenzo-50,000 shares for his providing to us an indefinite amount of then current and future information technology consulting services; and Sean Driscoll-25,000 shares for his providing to us an indefinite amount of then current and future test market consulting services).

      On April 4, 2006, we granted stock options to purchase an aggregate of 1,250,000 shares of our Common Stock to seven individuals (Jay Barry Richman-750,000 options, John Baring-250,000 options, Vincent J. McGill-125,000 options, Don Cunningham-50,000 options, Sean Driscoll-25,000 options, Lynn

Blumenfeld-25,000 options, and Jill Fleming-25,000 options). Each of the stock options expires as of March 31, 2011. The stock options held by Messrs. Richman, Baring and McGill are exercisable at $0.25 per share and the stock options held by Cunningham, Driscoll, Blumenfeld and Fleming are exercisable at $0.35 per share. Mr. Baring's and Mr. McGill's options vested in full upon grant. Mr. Richman's options vested as to 50,000 shares upon grant and will vest as to 50,000 shares as of the end of each quarter, starting June 30, 2006 and ending December 31, 2007, and as to 350,000 additional shares at December 31, 2007. With respect to the stock options granted to each of Don Cunningham, Sean Driscoll, Lynn Blumenfeld and Jill Fleming , 25% of the shares underlying the options vested as of the date of grant and 25% of the shares will vest on each of June 30, 2006, September 30, 2006 and December 31, 2006. On January 24, 2007, we issued an aggregate of 125,000 shares of Common Stock to those seven individuals in exchange for cancellation of the options to purchase 1,250,000 shares of Common Stock.

      On June 30, 2006, we issued 86,400 shares of Common Stock to each of Brad Burde, Richard Cohen and R. Scott Barter as a result of his conversion, at $0.25 per share, of accrued compensation owed to him by the Company.

      We believe that all of the issuances of our securities described above in this item were exempt from registration under Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis or Plan of Operations.

      We are a start-up stage corporation with limited operations and have very limited revenues from our business operations as of March 31, 2007. We completed the first sale of a Start-Up Kit in June 2006.

      Plan of Operation.

      From the time we were incorporated, in September 2005, to the end of our first fiscal year, March 31, 2006, we did not have any revenues from operations. For the year ended March 31, 2007, we generated $41,500 of revenues from operations.

      Effective November 21, 2005, we entered into the License Agreement with Dreesen's Enterprises, Inc. Our plan of operation is, pursuant to the License Agreement, to grant sublicenses to others to use the Dreesen's name and to make and distribute Dreesen's Famous Donuts using Dreesen's secret recipe mix, shortening and doughnut sugar. The License Agreement has an initial term of two years but, at our option, may be extended for two additional terms of two years each, provided that at the end of each term we have at least 100 sublicensees and are otherwise in compliance with the material terms of the License. On June 12, 2006, we granted our first sublicense pursuant to the License Agreement.

      In addition to the revenue generated from our sale of Start-up Kits, we are to be paid $2.50 for each 30-lb box of mix sold to our licensees during the terms of the License Agreement and $1,000 should Dreesen's directly grant any sublicense within the territory over which we have rights. A 30-lb box of mix makes approximately 400 donuts. The License also requires that we pay to Dreesen's 50% of our net profit derived from sales of promotional materials such as hats, t-shirts, napkins and mugs.

      We anticipate deriving our revenues principally through two sources, the sale of Start-up Kits and follow-on sales of supplies. In addition to the Start-up Kits and mix, we expect to eventually distribute promotional materials and supplies such as napkins, paper cups, hats, mugs and t-shirts, but we are not anticipating that this will be a source of significant revenues.

      The Start-up Kits will be marketed through a variety of channels. We will advertise directly to individuals and single-store owners through telemarketing advertisements in trade and food magazines, newspapers and participation at trade shows. In addition, building on our existing relationships we will contact owners of chains of stores, such as convenience stores, department, drug and food chains, as well as hotels.

      We have granted the right to a food distributor and a food broker, without charge, to test-market Dreesen's Famous Donuts in the Southeastern United States. As a result, the Donuts are being distributed on a test basis in select chain convenience stores and retail stores.

      We believe that we will require additional capital in the next twelve months because the $960,000 December Notes will be due December 31, 2007 . During the next twelve months, we intend to continue to operate with existing personnel, consisting of management who work part-time for us, and intend to continue to market Start-up Kits and promote Dreesen's Famous Donuts on a limited basis in order to preserve our cash. In the absence of an infusion of capital it is likely that our efforts to develop brand awareness for Dreesen's Famous Donuts will be unsuccessful. As of March 31, 2007, we had cash of approximately $280,000 and an established operating budget of approximately $15,000 to $20,000 per month. As a result, we will require additional financing to be able to continue operations for the next twelve months.

      Liquidity and Capital Resources

      As of March 31, 2007, we had $281,067 in cash on hand.

      We sold an aggregate of $960,000 principal amount of the December Notes in closings which we held from time to time between December 2005 and March 2006. After expenses, we had net proceeds of approximately $925,000 after such sale. We did not pay any selling commissions in connection with such offering. The December Notes have a face amount equal to the amount of the subscriber's investment accepted by the Company, bear interest at a rate of ten percent (10%) per annum, compounded annually, and are payable on December 31, 2007. The principal of and interest accrued on each December Note will be convertible at the option of the holder into shares of the Company's Common Stock at any time prior to payment of the December Note at a price of thirty-five cents ($0.35) per share of Common Stock, subject to adjustment upon certain events. For participating in the offering of the December Notes, for no additional consideration, each investor received, as of the date of the closing applicable to such investor, a number of shares of the Company's Common Stock equal to twenty percent (20%) of the face amount of his December Note divided by thirty-five cents ($0.35). By way of example, if an investor acquired a December
Note in the principal face amount of $50,000, he received 28,571 shares ($10,000 divided by $0.35) of the Company's Common Stock. Taking into account the value of such extra shares (valued at $0.35 per share) as original issue discount on the December Notes, the effective interest rate of the December Notes would be 19.04% per year.

      If we do not generate sufficient sales, or receive additional financing, we will not be able to repay by December 2007 any of the December Notes which have not been converted into Common Stock.

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

Item 7. Financial Statements.

      The financial information required by this item is set forth beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There are none.

Item 8A. Controls and Procedures.

      Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Such controls are intended to provide reasonable assurance regarding the reliability of our financial reports for external reporting purposes and for purposes of monitoring operations.

      Our Chief Executive Officer and our Chief Financial Officer commenced an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information with respect to our directors and executive officers.

      Name of Individual       Age                Position with the Company
--------------------------------------------------------------------------------
       Richard M. Cohen         55          Chief Executive Officer and Director
         John Baring            58                  Chairman of the Board
       Bradley C. Burde         42                 Secretary and Treasurer
      Vincent J. McGill         51                        Director

      The business experience of each of our directors and executive officers is set forth below.

      Richard M. Cohen, our Chief Executive Officer and a director since our inception, has been the President of Richard M. Cohen Consultants since 1996. Richard M. Cohen Consultants is a financial services consulting company that accepts engagements from public and private companies to assist with their corporate governance and corporate finance needs. In addition, since 2003 Mr. Cohen has served as a director of Dune Energy, Inc. a publicly traded energy company (AMEX:DNE) for which he served as Chief Financial Officer from November 2003 to April 2005. He is also currently serving as Secretary of Dune. In addition, since February 2006, Mr. Cohen has served as a director of Helix Biomedics (OTCBB: HXBM) and as the Chief Financial Officer of ABC Funding. (OTCBB: AFDG). During 1999 Mr. Cohen served as the President of National Auto Credit, a publicly traded sub-prime auto finance company. From 1992 to 1995 Mr. Cohen was the President of General Media, then a $150 million international diversified publishing and communications company. At General Media, Mr. Cohen managed 300 employees; raised $200 million in public and private financings; and secured international licensing rights for General Media. From 1984 through 1992, Mr. Cohen was an Investment Banker at Henry Ansbacher, Furman Selz, where he specialized in Mergers & Acquisitions, Public Equity Offerings, and Restructurings. From 1980 through 1983, Mr. Cohen was a Vice President of Corporate Development at Macmillan.

      Mr. Cohen is a Certified Public Accountant (New York State). He received a BS from The University of Pennsylvania (Wharton) and an MBA from Stanford University.

      Sir John Baring has been our Chairman of the Board since May 2006. Sir John has founded a number of businesses and has been actively involved in developing and financing emerging communications companies since 1985. From July 2004 to present, Sir John has been the President and Director of Nevro Imaging, Inc., a medical imaging software company. From June 2000 to present, he has been a Managing Member of Mercator Management LLC, a fund management company based in the Washington, DC area. From September 1999 to June 2004, Sir John was a Managing Member of Mercator Capital, LLC, which Sir John co-founded. Mercator Capital, LLC is an investment banking and venture capital firm. From July 2001 to June 2004, Sir John was the Chief Compliance Officer for Mercator Securities, LLC, a securities dealer. From 1991 to September 1997, Sir John was the founder and Chairman of Hackman, Baring & Co., a communications merchant-banking boutique. Sir John was chairman of the board of directors of HB Communications Acquisition Corp. from its inception until it completed a business combination with IT Network, Inc. on June 23, 1995. Sir John is the Chairman of the Board of Directors of Turinco, Inc., a managed voice services provider, and also Chairman of the Board of Directors of Quinduno Energy, LLC, an independent oil and gas company. He is the Chair of the Trustees for the Rudolf Steiner School, New York and a Director of the Camphill Foundation supporting Camphill communities in North America for special needs children and adults.

      Bradley C. Burde, our Secretary and Treasurer, has been the President of B Squared Consulting LLC since its inception in January of 2006. B Squared Consulting LLC is a financial services consulting company that assists public and private companies with their corporate governance and corporate finance needs. Prior to forming B Squared Consulting, Mr. Burde acted as an independent consultant from April 2005 through December 2005. From September 2000 through March 2005, Mr. Burde worked as investment analyst for Sandler Capital Management, a hedge fund in New York City. Additionally, from January 2003 through November 2004, Mr. Burde was the portfolio manager for Sandler Technology partners, a hedge fund focused on the technology sector. From September of 1997 through August of 2000, Mr. Burde worked for the Sanford Bernstein & Company as an analyst covering technology telecommunications companies for Bernstein Family of Funds. He holds an MBA from The Tuck School of Business at Dartmouth (Tuck Scholar) and a BA, magna cum laude, from The University of Pennsylvania.

      Vincent J. McGill, a member of the Board since inception, is currently a Partner of Eaton & Van Winkle, a law firm in New York City which he joined as a Partner in 2001. Eaton & Van Winkle has served and is expected to continue to serve as our counsel for which it will be paid fees. Prior to joining Eaton &

Van Winkle, Mr. McGill was affiliated with Phillips Nizer LLP, which he joined as an associate in 1986, and where he became a partner in 1989. Throughout his career, Mr. McGill's practice has been focused on corporate finance including public offerings and private placements. As such, he has served and is currently serving as counsel to a number of companies in the healthcare industry. Mr. McGill holds an AB from Colgate University, a JD from Hofstra School of Law and an LL.M from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our Common Stock to file with the SEC reports of their holdings of, and transactions in, our Common Stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2007.

Committees of the Board of Directors

      Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plans which we may adopt and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

      All directors will be reimbursed by the Company for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Audit Committee

      The functions of the Audit Committee are currently carried out by our Board of Directors. Our Chief Executive Officer, although not deemed to be "independent" of the Company, is deemed to be an audit committee financial expert as defined in Regulation S-B, Item 401.

Code of Ethics

      The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Company expects to prepare a Code of Ethics in the near future.

Item 10. Executive Compensation.

      The following table shows for fiscal years ended March 31, 2007 and 2006, respectively, certain compensation which we awarded or paid to, or which was earned from us by, the following persons (collectively, the "Named Executive Officers").

      o     Richard M. Cohen, our chief Executive Officer; and
      o     Brad C. Burde, our Secretary and Treasurer.

                           Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------
     Name        Year     Salary    Bonus     Stock    Option    Non-Equity      Change in       All Other    Total
     and                                     Awards    Awards  Incentive Plan  Pension Value   Compensation
  Principal                                                     Compensation       and
   Position                                                                    Nonqualified
                                                                                 Deferred
                                                                               Compensation
                                                                                 Earnings
----------------------------------------------------------------------------------------------------------------------
Richard M.       2007    $19,000      --        --        --         --              --             --      $19,000
Cohen, Chief
Executive     --------------------------------------------------------------------------------------------------------
Officer          2006    $15,000      --        --        --         --              --             --      $15,000

----------------------------------------------------------------------------------------------------------------------
Brad C. Burde    2007    $19,000      --        --        --         --              --             --      $19,000
Secretary and
Treasurer     --------------------------------------------------------------------------------------------------------
                 2006    $15,000      --        --        --         --              --             --      $15,000
----------------------------------------------------------------------------------------------------------------------

      During our fiscal year ended March 31, 2007, the only officers who received compensation from us were Mr. Richard Cohen and Mr. Brad Burde who each had a salary of $5,000 per month for the first two months of the year and $900 per month thereafter. Each received $19,000 in the aggregate, of which an aggregate of $10,800 was paid in cash and the remainder was $8,200 was paid in common stock. Each of them was also provided with health insurance costing approximately $1,100 per month for Mr. Cohen and approximately $500 per month for Mr. Burde. On September 30, 2006, the Company and each of Mr. Cohen and Mr. Burde agreed that his salary accrued to such date, which included salary accrued during the fiscal year ended March 31, 2006, would be converted into shares of our Common Stock at the rate of $0.25 per share. Mr. Cohen and Mr. Burde did not receive a salary from us prior to December 2005.

Incentive Plans

      In April 2006, the Company's Board of Directors adopted our 2006 Stock Incentive Plan which allows for the issuance of up to 2,000,000 shares of Common Stock. During the fiscal year ended March 31, 2007, the Company granted in aggregate 1,250,000 options to employees other than officers and non-employees (See note 2 to the Financial Statements). In January 2007, the Company exchanged 125,000 shares of Common Stock to retire the 1,250,000 options. At March 31, 2007, the Company had no options issued and outstanding.

                        Option Grants in Last Fiscal Year

      During our fiscal years ended March 31, 2007 and 2006, the Company did not grant any options to purchase shares of our Common Stock to our named executive officers.

               Outstanding Equity Awards at Fiscal Year-End Table

------------------------------------------------------------------------------------------------------------------------------------
                                        Option Awards                                                Stock Awards
                 ---------------------------------------------------------------      ----------------------------------------------
 Name             Number of     Number of        Equity     Option      Option         Number     Market      Equity         Equity
                  Securities   Securities      incentive   Exercise   Expiration         of        Value    Incentive      Incentive
                  Underlying   Underlying         Plan      Price        Date          Shares       of         Plan           Plan
                 Unexercised   Unexercised      Awards:      ($)                      or Units    Shares     Awards:        Awards:
                   Options       Options       Number of                                 of         or        Number         Market
                     (#)           (#)         Securities                               Stock      Units        of         or Payout
                 Exercisable  Unexercisable    Underlying                               That        of       Unearned       Value of
                                              Unexercised                               Have       Stock     Shares,        Unearned
                                                Unearned                                 Not       That      Units or       Shares,
                                                Options                                Vested      Have       Other         Units or
                                                  (#)                                    (#)        Not       Rights          Other
                                                                                                  Vested       That          Rights
                                                                                                    ($)      Have Not         That
                                                                                                              Vested        Have Not
                                                                                                                (#)          Vested
                                                                                                                              ($)
        (a)          (b)           (c)            (d)        (e)          (f)            (g)        (h)         (i)           (j)
------------------------------------------------------------------------------------------------------------------------------------
 Richard M. Cohen     --            --             --         --           --             --         --         --            --
------------------------------------------------------------------------------------------------------------------------------------
 Bradley C. Burde     --            --             --         --           --             --         --         --            --
------------------------------------------------------------------------------------------------------------------------------------

       We did not have outstanding any stock options as of March 31, 2007.

                     Option Exercises and Stock Vested Table

      ---------------------------------------------------------------------------------------------------------------
                                              Option Awards                                Stock Awards
      ---------------------------------------------------------------------------------------------------------------
                Name           Number of Shares     Value Realized on      Number of Shares     Value Realized on
                             Acquired on Exercise        Exercise        Acquired on Vesting         Vesting
                                      (#)                  ($)                   (#)                   ($)

               (a)                    (b)                  (c)                   (d)                   (e)
      ---------------------------------------------------------------------------------------------------------------
       Richard M. Cohen                --                   --                    --                    --
      ---------------------------------------------------------------------------------------------------------------
       Bradley C. Burde                --                   --                    --                    --
      ---------------------------------------------------------------------------------------------------------------

      During, our fiscal year ended March 31, 2007, our Named Executive Officers did not exercise any options to purchase shares of Common Stock.

Employment Agreements

      The Company does not have any employment agreements with any of its Named Executive Officers.

Director Compensation

      Directors of the Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

                           Director Compensation Table

-------------------------------------------------------------------------------------------------------------------------
        Name           Fees       Stock      Option       Non-Equity         Change in         All Other            Total
                      Earned      Awards     Awards     Incentive Plan     Pension Value      Compensation           ($)
                      or Paid      ($)         ($)       Compensation           and               ($)
                      in Cash                                 ($)           Nonqualified
                        ($)                                                   Deferred
                                                                            Compensation
                                                                              Earnings
-------------------------------------------------------------------------------------------------------------------------
  Richard M. Cohen       --         --          --             --                --                --                 --
-------------------------------------------------------------------------------------------------------------------------
    John Baring          --         --          --             --                --                --                 --
-------------------------------------------------------------------------------------------------------------------------
 Vincent J. McGill       --         --          --             --                --                --                 --
-------------------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of May 25, 2007 by (i) each person known by us to own beneficially more than 5% of the outstanding Common Stock,
(ii) each of our directors and executive officers, and (iii) all of our officers and directors as a group. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Name and Address                  Number of Shares            Percentage of
Of Beneficial Owner(1)(2)         Beneficially Owned          Outstanding Shares
-------------------------         ------------------          ------------------
Richard M. Cohen                     1,036,000                     19.8%
Brad Burde                           1,036,000 (3)                 19.8%
The Barter Family Trust                956,400 (4)                 18.3%
Vincent J. McGill                      142,143 (5)                  2.7%
Sir John Baring                        267,143 (6)                  5.1%
Edward Ruane                           375,000                      7.2%
All officers and directors           2,482,086 (3)(5)(6)           47.4%
As a group (4 persons)

----------
      (1) Unless otherwise indicated below, the persons in the above table have sole voting power and investment power with respect to the shares owned by them.
      (2) The address Richard Cohen, Brad Burde and Vincent J. McGill are c/o Eaton & Van Winkle, 3 Park Avenue, New York, New York 10016. The address of Sir John Baring is 440 West 24th St., 11E, New York, NY 10011 and the address of The Barter Family Trust is 33 Newtown Lane, East Hampton, NY 11937. The address for Edward Ruane is 345 East 86th Street, New York, NY 10028.
      (3) Of the 1,036,400 shares, 886,400 shares are held by Brad Burde and 150,000 shares are held by Burde Associates LLC, a New York limited liability company controlled by Mr. Burde.
      (4) The controlling person of The Barter Family Trust is R. Scott Barter who beneficially owns the shares held by The Barter Family Trust. 56,400 of the shares are held by Mr. Barter and 900,000 shares are held by The Barter Family Trust.
      (5) Includes 14,285 shares issuable upon his conversion of $5,000 principal amount of December Notes at $0.35 per share. Mr. McGill is a partner of Eaton & Van Winkle LLP which owns 100,000 shares of Common Stock.
      (6) Includes 14,285 shares issuable upon his conversion of $5,000 principal amount of December Notes at $0.35 per share.

Item 12. Certain Relationships and Related Transactions.

      During our fiscal year ended March 31, 2007, we paid an aggregate of approximately $12,000 in fees to Catherine Simmons-Gill, who is the wife of our Chief Executive Officer, for legal services rendered to us relating to our trademark and other legal matters.

      During our fiscal year ended March 31, 2007, we paid an aggregate of approximately $75,000 in fees to Eaton & Van Winkle LLP for various legal services. Vincent J. McGill, a Director of the Company, is a Partner at Eaton & Van Winkle LLP.

      Upon our inception in September 2005, each of Richard M. Cohen (our Chief Executive Officer), Brad C. Burde (our Secretary and Treasurer) and The Barter Family Trust (one of our significant shareholders) subscribed for 1,000,000 shares of our Common Stock for $0.025 per share. We issued an aggregate of 3,000,000 shares of Common Stock to such parties in September 2005 and received the aggregate subscription price of $75,000. Of Mr. Burde's 1,000,000 shares, 800,000 shares are held in his individual name and 200,000 shares are held by Burde Associates LLC, of which Mr. Burde is the controlling person.

      In September 2005, we issued 350,000 shares of our Common Stock to Mr. Jay Barry Richman in consideration for services. Mr. Richman beneficially owns over 5% of our outstanding Common Stock and introduced us to Dreesen's.

      In September 2005, we issued 100,000 shares of our Common Stock to our outside counsel, Eaton & Van Winkle LLP, in consideration for legal services. One of our directors is a partner of such firm.

      As of April 4, 2006, we issued 250,000 shares of our Common Stock to Sir John Baring in connection with his agreement to serve as our Chairman.

      As of April 4, 2006, we issued 125,000 shares of our Common Stock to Vincent J. McGill in connection with his agreement to continue to serve on our Board of Directors.

      As of April 4, 2006, we granted stock options to purchase shares of our Common Stock to Sir John Baring (250,000 options), Vincent J. McGill (125,000 options) and Jay Barry Richman (750,000 options). All of such options are exercisable at $0.25 per share and expire on March 31, 2011. Mr. Baring's and McGill's options vested in full upon grant. Mr. Richman's options vested as to 50,000 shares upon grant and will vest as to 50,000 shares as of the end of each quarter, starting June 30, 2006 and ending on December 31, 2007, and as to 350,000 additional shares at December 31, 2007.

      As of June 30, 2006, we issued 86,400 shares of Common Stock to each of Brad Burde, Richard Cohen and R. Scott Barter as a result of his conversion, at $0.25 per share, of accrued compensation owed to him by the Company.

      On January 8, 2007, Messrs Barter, Burde and Cohen transferred 150,000 shares in aggregate (50,000 shares a piece) to Rudy DeSanti. The fair value of the 150,000 shares transferred of $78,750 was recorded in the statement of expenses as a selling, general and administrative expense.

Item 13. Exhibits.

Exhibit Nos.
------------

1.1(2)            Form of Placement Agency Agreement between the Registrant and
                  Public Securities, Inc.
3.1(1)            Amended and Restated Certificate of Incorporation
3.2(1)            By-laws
4.1(1)            Form of 10% Convertible Promissory Note.
4.2(1)            Form of Placement Agent Warrant, exercisable at $0.35 per
                  share.
5.1(2)            Opinion of Eaton & Van Winkle LLP.
10.1(1)           License Agreement, dated November 21, 2005, between the
                  Registrant and Dreesen's Enterprises, Inc.
10.2(1)           Form of Stock Option Agreement between the Registrant and Jay
                  Barry Richman.
10.3(1)           Form of Stock Option Agreement between Registrant and John
                  Baring.
10.4(1)           Form of Stock Option Agreement between Registrant and Vincent
                  J. McGill.
10.5(1)           2006 Stock Incentive Plan.
10.6(3)           Form of Agreement, dated June 30, 2006, entered into between the Registrant and each of R. Scott Barter, Richard M. Cohen and Brad C. Burde, respectively, relating to conversion of accrued salary into shares.
10.7(3)           Operating Agreement relating to the KSV joint venture.
31.1*             Certification of Chief Executive Officer required by Rule
                  13a-14(a) under the Exchange Act.
31.2*             Certification of Chief Financial Officer required by Rule
                  13a-14(a) under the Exchange Act.
32.1*             Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*             Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1(3)           Subscription Agreement relating to the December 2005 Private
                  Placement of Notes.

Numbers with (*) are filed herewith.

      (1) Incorporated by reference herein to the registrant's registration statement on Form SB-2 filed on June 30, 2006.
      (2) Incorporated by reference herein to the registrant's first amended registration statement on Form SB-2/A filed on August 18, 2006.
      (3) Incorporated by reference herein to the registrant's second amended registration statement on Form SB-2/A filed on September 8, 2006.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

      During fiscal year 2007 and fiscal year 2006, the aggregate fees which we paid to or were billed by Malone & Bailey, PC, our principal independent accounting firm, for professional services were as follows:

--------------------------------------------------------------------------------
                                                    Fiscal Year Ended
--------------------------------------------------------------------------------
                                          March 31, 2007          March 31, 2006
--------------------------------------------------------------------------------
Audit Fees                                   $40,180                 $14,825
--------------------------------------------------------------------------------
Audit-Related Fees                                --                      --
--------------------------------------------------------------------------------
Tax Fees                                          --                      --
--------------------------------------------------------------------------------
All Other Fees                                    --                      --
--------------------------------------------------------------------------------

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEWTOWN LANE MARKETING, INCORPORATED


Date: June 1, 2007                          By /s/ Richard M. Cohen
                                               ---------------------------------
                                               Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                       Date
---------                                                       ----


/s/ Richard M. Cohen                                            June 1, 2007
------------------------------------
Richard M. Cohen
Chief Executive Officer and Director


/s/ John Baring                                                 June 1, 2007
------------------------------------
John Baring
Chairman of the Board of Directors


/s/ Brad C. Burde                                               June 1, 2007
------------------------------------
Brad C. Burde
Secretary and Treasurer


/s/ Vincent J. McGill                                           June 1, 2007
------------------------------------
Vincent J. McGill
Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
(a Development Stage Company)
Newtown Lane Marketing Incorporated
East Hampton, New York

We have audited the accompanying balance sheet of Newtown Lane Marketing, Incorporated ("the Company") (a Development Stage Company) as of March 31, 2007 and the related statements of income, cash flows and changes in shareholders' deficit for the year then ended and for the periods from September 26, 2005 (inception) through March 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Malone & Bailey, PC
-----------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
May 30, 2007

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2007

                                     ASSETS

  Cash and cash equivalents                                         $   281,067
                                                                    -----------
     Total current assets                                               281,067

Property, plant and equipment, net                                        3,367
                                                                    -----------
     Total assets                                                   $   284,434
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $    94,323
  Accrued interest payable                                              118,513
  Current portion of long term debt, net of discount                    889,277
                                                                    -----------
     Total current liabilities                                        1,102,113

STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock, $.001 par value, 29,000,000 shares
    authorized, 5,232,784 shares issued and outstanding                   5,233
  Additional paid-in capital                                            665,170

  Deficit accumulated during the development stage                   (1,488,082)
                                                                    -----------
     Total stockholders' deficit                                       (817,679)
                                                                    -----------

     Total liabilities & stockholders' deficit                      $   284,434
                                                                    ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                              STATEMENTS OF INCOME
                 Year Ended March 31, 2007 and the Periods from
    September 26, 2005 (Inception) through March 31, 2006 and March 31, 2007

                                                                          September 26,            September 26,
                                                                              2005                     2005
                                                                           (Inception)              (Inception)
                                                   Year Ended                Through                  Through
                                                 March 31, 2007          March 31, 2006           March 31, 2007
                                                 ---------------------------------------------------------------
Revenue                                           $    41,500             $         --               $    41,500
                                                  -----------              -----------               -----------
Expenses:
Cost of goods sold                                     30,104                       --                    30,104
Selling, general and administrative                   954,422                  326,078                 1,280,500
Interest expense, net                                 156,582                   37,396                   193,978
Impairment  of investment in KSV joint venture         25,000                       --                    25,000
                                                  -----------              -----------               -----------
Total expense                                       1,166,108                  363,474                 1,529,582
                                                  -----------              -----------               -----------
Net loss                                          $(1,124,608)             $  (363,474)              $(1,488,082)
                                                  ===========              ===========               ===========

Net loss per share - basic and diluted            $     (0.22)             $     (0.10)

Weighted average shares outstanding
 -- basic and diluted                               5,061,416                3,743,637

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 Year Ended March 31, 2007 and the Periods from
    September 26, 2005 (Inception) through March 31, 2006 and March 31, 2007

                                                                             September 26,            September 26,
                                                                                 2005                     2005
                                                                              (Inception)              (Inception)
                                                      Year Ended                Through                  Through
                                                    March 31, 2007          March 31, 2006           March 31, 2007
                                                    ---------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                             $(1,124,608)             $  (363,474)              $(1,488,082)

Adjustments to reconcile net loss to cash used
in operating activities
    Share based compensation                             361,850                    8,750                   370,600
    Amortization of debt discount                         72,248                   17,032                    89,280
    Depreciation                                             673                       --                       673
    Impairment of investment in KSV joint venture         25,000                       --                    25,000
    Increase in accounts payable and accruals            147,008                  130,628                   277,636
                                                     -----------              -----------               -----------
Net cash used in operating activities                   (517,829)                (207,064)                 (724,893)
                                                     -----------              -----------               -----------

Cash used in Investing Activities
    Investment in KSV joint venture                      (25,000)                      --                   (25,000)
    Acquisition of equipment                              (4,040)                      --                    (4,040)
                                                     -----------              -----------               -----------
Net cash used in investing activities                    (29,040)                      --                   (29,040)
                                                     -----------              -----------               -----------

Cash Flows from Financing Activities
    Issuance of notes payable                                 --                  799,997                   799,997
    Proceeds from issuance of common stock                    --                  235,003                   235,003
                                                     -----------              -----------               -----------
Net cash provided by financing activities                     --                1,035,000                 1,035,000
                                                     -----------              -----------               -----------

Net increase/(decrease) in cash and cash
equivalents                                             (546,869)                 827,936                   281,067
Cash and equivalents, beginning of period            $   827,936              $        --               $        --
                                                     -----------              -----------               -----------
Cash and cash equivalents, end of period                 281,067                  827,936                   281,067
                                                     ===========              ===========               ===========

Supplemental Disclosures
    Interest paid                                             --                       --                        --
    Income taxes paid                                         --                       --                        --

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
    For the Period from September 26, 2005 (Inception) through March 31, 2007

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                             Additional          During the
                                                Common Stock                  Paid-In            Development
                                           Shares          Amount             Capital               Stage                Total
                                         -------------------------------------------------------------------------------------------
Founders shares issued
  at inception                           3,350,000    $          3,350    $         71,650    $             --     $         75,000

Stock issued for services                  350,000                 350               8,400                                    8,750

Stock issued in connection
  with convertible notes                   548,584                 549             159,454                                  160,003

Net loss                                                                                              (363,474)            (363,474)
                                         ------------------------------------------------------------------------------------------
Balances at March 31, 2006               4,248,584               4,249             239,504            (363,474)            (119,721)


Accrued consulting fees converted
  to stock                                 259,200                 259              64,541                                   64,800

Stock issued for services
  to founders                              600,000                 600             149,400                                  150,000

Transfer of officer's shares                                                        78,750                                   78,750

Issuance of stock options                                                           83,100                                   83,100
  Stock issued in exchange
  for options                              125,000                 125              49,875                                   50,000

Net loss                                                                                            (1,124,608)          (1,124,608)
                                         ------------------------------------------------------------------------------------------
Balances at March 31, 2007               5,232,784    $          5,233    $        665,170    $     (1,488,082)    $       (817,679)
                                         ==========================================================================================

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      Newtown Lane Marketing, Incorporated
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

Newtown Lane Marketing Incorporated ("the Company" or "Newtown") was incorporated in Delaware on September 26, 2005. The Company is based in East Hampton, New York. The Company is in the development stage and holds the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, where it has non-exclusive rights, and in Suffolk County, New York, which the licensor, Dreesen's, retained for itself. Dreesen's is a 50 year old brand with operations in East Hampton, New York. In addition to the flagship location, approximately 10 other retail outlets in the United States sell Dreesen's products.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash deposits and highly liquid investments with original maturities of three months or less.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Income (Loss) Per Share

Basic and diluted income (loss) per share equals net income (loss) divided by weighted average shares outstanding during the period. Diluted income (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

New Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or the Company's cash flow.

Recognition of Revenue

Newtown recognizes revenue for each of two events.

-the shipment of a machine. Revenue is recognized when a machine is shipped as the obligation of Newtown has been fulfilled once a machine has been shipped to a customer.

-the shipment of a reorder of donut mix. Revenue is recognized upon shipment of a bag of donut mix to a customer using the machine sold by Newtown.

Investment in Joint Venture

Newtown and Mr. John Vincenzo entered into a 50/50 joint venture in June 2006, through KSV Ventures, LLC, a newly-formed Delaware limited liability company, to sell fresh donuts at outdoor public and private events. This joint venture is further described below in Note 5. Newtown accounts for this joint venture under the equity method.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Newtown has incurred recurring net losses of $1,124,608 and $363,474 in 2007 and 2006, respectively, and has an accumulated deficit of $1,488,082 as of March 31, 2007. These conditions raise substantial doubt about Newtown's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Newtown is unable to continue as a going concern.

NOTE 3 - EQUITY

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

Of the 1,250,000 options issued, 400,000 options vest quarterly over 2 years with the initial tranche vesting on April 4, 2006; and 350,000 options vest on December 31, 2007. These options are exercisable at a strike price of $0.25 per share and expire on March 31, 2011.

Of the 1,250,000 options issued, 50,000 options vest quarterly over 1 year with the initial tranche vesting on April 4, 2006; and 75,000 options vest quarterly over 1 year with the initial tranche having vested on June 30, 2006. These options are exercisable at a strike price of $0.35 per share and expire on March 31, 2011.

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

On January 24, 2007, the Company exchanged 125,000 shares of common stock to retire 1,250,000 outstanding options. Following the exchange, the Company has no outstanding options or warrants.

The following table summarizes stock option activity:

                                                                      Weighted
                                                                       Average
                                                           Options      Price

Outstanding as of April 1, 2005                                  --    $  --
Granted during fiscal year 2006                                  --       --
Cancelled or expired                                             --       --
Exercised                                                        --       --
                                                          ---------
Outstanding as of March 31, 2006                                 --       --

Granted during fiscal year 2007                           1,250,000    $0.25
Cancelled or expired                                      1,250,000     0.25
Exercised                                                        --       --
                                                          ---------
Outstanding as of March 31, 2007                                 --    $  --

The Company had no options outstanding and exercisable at March 31, 2007.

On January 8, 2007, an employee and two officers transferred 150,000 shares in aggregate (50,000 shares a piece) to a third party. The fair value of the 150,000 shares transferred of $78,750 was recorded in the statement of expenses as a selling, general and administrative expense.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On December 15, 2005 the Company circulated a Private Placement Memorandum ("PPM") offering convertible notes on the following terms: each note would have a 2 year term, a 10% interest rate payable in either cash or shares and a conversion rate of $ 0.35 per share, and each investor would be issued upon subscription, as an inducement to participate in the offering, a number of shares of Common Stock equal to 20% of his or her investment. The original PPM offered up to $500,000 in notes. Actual subscriptions received and accepted were for $960,000. If all $960,000 of notes are converted at maturity, then including interest and the additional shares issued upon subscription, 3,840,025 shares will be issued.

Such additional shares of common stock issued to the investors upon their subscription for convertible notes amounted to 548,584 shares. The relative fair value of these shares is $160,003 and was recorded as a debt discount and as additional paid in capital. The debt discount is being amortized over the term of the notes payable using the effective interest method. During the period from September 26, 2005 (inception) to March 31, 2007 a total of $89,280 was amortized and recorded as interest expense.

NOTE 5 - INVESTMENT IN JOINT VENTURE

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

On March 31, 2007, Newtown determined the business model for KSV was uneconomic. As a result, Newtown wrote-off the balance of its investment in KSV, $17,416.

On May 22, 2007, Newtown dissolved KSV.

NOTE 6 - LEASE AND OTHER COMMITMENTS

The Company is subject to two real estate leases: one at 33 Newtown Lane and the other at 445 Park Avenue. The Company's offices at 33 Newtown Lane are under lease through November 30, 2007 with a monthly rent of $1,400. The Company's offices at 445 Park Avenue are under lease through October 31, 2006 with a monthly rent of $7,960. The Company does not lease any equipment and is not subject to any employment contracts.

Future minimum payments under operating leases as of March 31, 2007 are as follows:

--------------------------------------------------------------------------------
Fiscal Year                                               Minimum Lease Payments
-----------                                               ----------------------
2008                                                      $11,200
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and 2006, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $1,045,858 and $363,000 at March 31, 2007 and March 31, 2006. Operating loss carry-forwards will expire in the years 2026 and 2027.

At March 31, 2007, deferred tax assets consisted of the following:

      --------------------------------------------------------------------------
      Deferred tax assets                                           $   355,380
      Less valuation allowance                                         (355,380)
                                                                    -----------
      Net deferred tax asset                                        $        --
                                                                    -----------
      --------------------------------------------------------------------------

NOTE 8 - SUBSEQUENT EVENTS

On May 22, 2007, Newtown and John Vincenzo agreed to dissolve KSV.