Form 10QSB
period 2007-06-30
NEWTOWN LANE MARKETING INC
filed 2007-07-17
CIK 1353538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

       |_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

                                 Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,232,784 shares of Common Stock, as of July 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      NEWTOWN LANE MARKETING, INCORPORATED

                                                                        Page No.

PART I          Financial Information

Item 1          Unaudited Financial Statements:

                Unaudited Balance Sheets as of June 30, 2007 and            1
                March 31, 2007

                Unaudited Statements of Income for the Three Months         2
                ended June 30, 2007 and 2006 and the period from
                September 26, 2005 (inception) to June 30,
                2007

                Unaudited Statements of Cash Flows for the Three
                Months ended June 30, 2007and 2006 and the period
                from September 26, 2005 (inception) to June 30, 2007        3

                Notes to Unaudited Financial Statements                     4

Item 2          Management's Plan of                                        6
                Operation

Item 3          Controls and Procedures                                    12

PART II         Other Information (Items 1-6)                              13

Signature Page                                                             14

                                     PART I

Item 1. Financial Statements

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                June 30,       March 31,
                                                                 2007            2007
                                                              ---------------------------
                                     ASSETS
Cash and cash equivalents                                     $   214,160     $   281,067
                                                              -----------     -----------
   Total current assets                                           214,160         281,067

Property, plant and equipment, net                                  3,030           3,367
                                                              -----------     -----------
   Total assets                                               $   217,190     $   284,434
                                                              ===========     ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $    52,250     $    94,323
  Accrued interest payable                                        144,841         118,513
  Convertible notes payable, net of discount                      911,125         889,277
                                                              -----------     -----------
     Total current liabilities                                  1,108,216       1,102,113

STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none issued and outstanding                            --              --
  Common stock, $.001 par value, 29,000,000 shares
    authorized, 5,232,784 shares issued and outstanding             5,233           5,233
  Additional paid-in-capital                                      684,170         665,170
  Deficit accumulated during the development stage             (1,580,429)     (1,488,082)
                                                              -----------     -----------
     Total stockholders'deficit                                  (891,026)       (817,679)
                                                              -----------     -----------

     Total liabilities & stockholders' deficit                $   217,190     $   284,434
                                                              ===========     ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                              STATEMENTS OF INCOME
      Three Month Periods Ended June 30, 2007 and 2006 and the Period from
              September 26, 2005 (Inception) through June 30, 2007
                                   (unaudited)

                                                                         September 26,
                                                                              2005
                                      Three Months      Three Months      (Inception)
                                         Ended             Ended            Through
                                     June 30, 2007     June 30, 2006     June 30, 2007
                                     -------------------------------------------------
Revenue                              $          --     $      30,500     $      41,500
Expenses:
Cost of goods sold                              --            19,963            30,104
Selling, general and administrative         46,142           401,162         1,326,642
Interest expense, net                       46,205            37,811           240,183
Loss from KSV joint venture                     --                --            25,000
                                     -------------     -------------     -------------
Total expense                               92,347           458,936         1,621,929
Net loss                             $     (92,347)    $    (428,436)    $  (1,580,429)
                                     =============     =============     =============

Net loss per share - basic and diluted    $(0.02)                $(0.09)

Weighted average shares outstanding

 -- basic and diluted                     5,232,784             4,822,210

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
      Three Month Periods Ended June 30, 2007 and 2006 and the Period from
              September 26, 2005 (Inception) through June 30, 2007
                                   (unaudited)

                                                                                                   September 26, 2005
                                                                                                      (Inception)
                                                     Three Months Ended     Three Months Ended          Through
                                                        June 30, 2007         June 30, 2006          June 30, 2007
                                                     ------------------     ------------------     ------------------
Cash Flows from Operating Activities
Net loss                                             $          (92,347)    $         (428,436)    $       (1,580,429)
Adjustments to reconcile net loss to cash used
in operating activities:
    Share based compensation                                     19,000                210,145                389,600
    Amortization of debt discount                                21,848                 15,959                111,128
    Depreciation                                                    337                     --                  1,010
    Loss of KSV joint venture                                        --                     --                 25,000
    Increase in other assets                                         --                (13,994)                    --
    Increase in accounts payable and accruals                   (15,745)                19,696                261,891
                                                     ------------------     ------------------     ------------------

Net cash used in operating activities                           (66,907)              (196,630)              (791,800)

Cash Flows from Investing Activities
    Investment in KSV joint venture                                  --                (25,000)               (25,000)
    Acquisition of equipment                                         --                     --                 (4,040)
                                                     ------------------     ------------------     ------------------

Net cash used in investing activities                                --                (25,000)               (29,040)

Cash Flows from Financing Activities
    Issuance of notes payable                                        --                     --                799,997
    Proceeds from issuance of common stock                           --                     --                235,003
                                                     ------------------     ------------------     ------------------

Net cash provided by financing activities                            --                     --              1,035,000

Net increase/(decrease) in cash and cash
equivalents                                                     (66,907)              (221,630)               214,160
Cash and equivalents, beginning of period                       281,067                827,936                     --
                                                     ------------------     ------------------     ------------------
Cash and cash equivalents, end of period             $          214,160     $          606,306     $          214,160
                                                     ==================     ==================     ==================

Supplemental Disclosures
    Interest paid                                                    --                     --                     --
    Income taxes paid                                                --                     --                     --
Non-cash Transactions
    Issuance of common stock for accounts payable    $               --     $           64,800     $           64,800
                                                     ==================     ==================     ==================

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      Newtown Lane Marketing, Incorporated
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

Newtown Lane Marketing Incorporated was incorporated in Delaware on September 26, 2005. We are based in East Hampton, New York. We are in the development stage and hold the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, where it has non-exclusive rights, and in Suffolk County, New York, which the licensor, Dreesen's, retained for itself.

Basis of Presentation

The accompanying unaudited interim financial statements of Newtown have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Newtown's audited March 31, 2007 annual financial statements and notes. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Newtown's March 31, 2007 annual financial statements have been omitted.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Newtown has incurred recurring net losses since inception, and has an accumulated deficit of $1,580,429 as of June 30, 2007. These conditions raise substantial doubt about Newtown's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Newtown is unable to continue as a going concern.

NOTE 3 - EQUITY

On May 9, 2007, an employee and two officers transferred 50,000 shares in aggregate (approximately 16,667 shares a piece) to a third party for services on our behalf. The fair value of the 50,000 shares transferred of $19,000 was recorded in the statement of expenses as a selling, general and administrative expense.

Item 2. Plan of Operation.

We are a start-up stage corporation with limited operations and have very limited revenues from our business operations through June 30, 2007. We completed the first sale of a Start-Up Kit in June 2006. To date we have generated $41,500 of revenues from operations. We did not generate any revenue in the first quarter of fiscal 2008.

Effective November 21, 2005, we entered into a License Agreement (the "License Agreement") with Dreesen's Enterprises, Inc. ("Dreesen's") granting us the right to market Dreesen's "Start-up Kit", along with the right to use the Dreesen's name and logos, on an exclusive basis throughout the United States, except for the states of Florida and Pennsylvania, where we have non-exclusive rights, and in Suffolk County, which Dreesen's retained for itself. Our plan of operation is, pursuant to the License Agreement, to grant sublicenses to others to use the Dreesen's name and to make and distribute Dreesen's Famous Donuts using Dreesen's secret recipe mix, shortening and doughnut sugar. The License Agreement has an initial term of two years, until December 31, 2007, but, at our option, may be extended for two additional terms of two years each, provided that at the end of each term we have at least 100 sublicensees and are otherwise in compliance with the material terms of the License Agreement. On June 12, 2006, we granted our first sublicense pursuant to the License Agreement.

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

We believe that we will require additional capital in the next twelve months because the $960,000 December Notes will be due December 31, 2007 . During the next twelve months, we intend to continue to operate with existing personnel, consisting of management who work part-time for us, and intend to continue to market Start-up Kits and promote Dreesen's Famous Donuts on a limited basis in order to preserve our cash. In the absence of an infusion of capital it is likely that our efforts to develop brand awareness for Dreesen's Famous Donuts will be unsuccessful. As of June 30, 2007, we had cash of approximately $214,000 and an established operating budget of approximately $15,000 to $20,000 per month. As a result, we will require additional financing to be able to continue operations for the next twelve months.

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

Forward Looking Statements

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe", "expect", "intend", " anticipate", "estimate", "may", "will", variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

BECAUSE THERE IS A LIMITED PUBLIC TRADING MARKET FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO RESELL YOUR STOCK.

There is a limited trading market for our common stock. Although our stock is trading on the OTC Bulletin Board, it is unlikely that an active market for our shares will develop in the foreseeable future.

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

Our Chief Executive Officer and our Chief Financial Officer commenced an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      Dated: July 17, 2007                Newtown Lane Marketing, Incorporated


                                          By: /s/ Richard Cohen
                                              -----------------
                                          Richard Cohen, Chief Executive Officer
                                            and Chief Financial Officer