Form 10KSB/A
period 2007-03-31
NEWTOWN LANE MARKETING INC
filed 2007-08-07
CIK 1353538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

                        Commission file number: 333-135495

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

         Issuer's telephone number, including area code: (212) 561-3626

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
   Not Applicable                                   Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:

                                 Not Applicable
                                ----------------
                                (Title of class)

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

      The issuer's revenues for its fiscal year ended December 31, 2006 were $41,500.

      As of August 6, 2007, the aggregate market value of the issuer's common equity held by non-affiliates was $1,521,03, based on the closing price of $0.50 for its common stock on the OTC Bulletin Board on August 3, 2007. 6,603,771 shares of the issuer's common stock were outstanding as of August 6, 2007.

               DOCUMENTS INCORPORATED BY REFERENCE: Not Applicable

Transitional Small Business Disclosure Formats (check one): Yes |_| No |X|

                                Explanatory Note

      This amendment to the annual report on Form 10-KSB of Newtown Lane Marketing, Incorporated (the "Company") for the fiscal year ended March 31, 2007 is being filed to clarify that the Company filed the annual report and has filed its periodic reports and other disclosures pursuant to Section 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). None of the Company's classes of securities are currently registered under the Exchange Act.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEWTOWN LANE MARKETING, INCORPORATED


Date: August 7, 2007               By: /s/ Richard M. Cohen
                                       --------------------------------------
                                       Richard M. Cohen, Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                     Date
---------                                                     ----


/s/ Richard M. Cohen                                          August 7, 2007
------------------------------------------------
Richard M. Cohen
Chief Executive Officer, Chief Financial Officer
and Director

                                                              August  , 2007
------------------------------------------------
Sir John F. Baring
Chairman of the Board of Directors


/s/  Brad C. Burde                                            August 7, 2007
------------------------------------------------
Brad C. Burde
Secretary and Treasurer


/s/  Vince J. McGill                                          August 7, 2007
------------------------------------------------
Vince J. McGill
Director

                                Index to Exhibits

Exhibit

No.   Description

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.