Form 10QSB
period 2007-09-30
NEWTOWN LANE MARKETING INC
filed 2007-11-13
CIK 1353538

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to _____

Commission File Number 000-52776
_____________________________________________

NEWTOWN LANE MARKETING, INCORPORATED

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3547231 (I.R.S. Employer Identification No.)

47 School Avenue
Chatham, NJ 07928
(Address of principal executive offices)

973-635-4047
(Issuer’s telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of November 12, 2007, there were 29,000,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [  ]  No [X]

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page
ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2007 and
March 31, 2007 (unaudited)	3

Statements of Expenses for the Three and Six Months Ended
September 30, 2007 and 2006 and for the period from
September 26, 2005 (Date of Inception) to September 30, 2007 (unaudited)	4

Statements of Changes in Stockholders’ Equity (Deficit) for the period
from September 26, 2005 (Date of Inception) to September 30, 2007 (unaudited)	5

Statements of Cash Flows for the Six Months Ended
September 30, 2007 and 2006 and for the period from
September 26, 2005 (Date of Inception) to September 30, 2007 (unaudited)	6

NOTES TO FINANCIAL STATEMENTS (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11

ITEM 3. CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	13
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5. OTHER INFORMATION	13
ITEM 6. EXHIBITS	13

SIGNATURES	14

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, used herein refer to Newtown Lane Marketing, Incorporated, a Delaware corporation, and its predecessors.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	September 30,	March 31,
	2007	2007
ASSETS
Cash and cash equivalents	$65,237	$281,067
Total current assets	65,237	281,067

Non-current assets from discontinued operations	-	3,367

TOTAL ASSETS	$65,237	$284,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$38,362	$94,323
Accrued interest payable	-	118,513
Convertible notes payable, net of discount	-	889,277
Total current liabilities	38,362	1,102,113

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
none issued and outstanding	-	-
Convertible Series A Preferred stock, $0.001 par value, 500 shares
authorized; 500 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value; 29,000,000 shares authorized;
29,000,000 and 5,232,784 shares issued and outstanding, respectively	29,000	5,233
Additional paid-in capital	1,800,213	665,170
Deficit accumulated during the development stage	(1,802,339)	(1,488,082)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	26,875	(817,679)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$65,237	$284,434

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					September 26, 2005
	Three Months Ended		Six Months Ended		(Inception)
	September 30,		September 30,		Through
	2007	2006	2007	2006	September 30, 2007
Expenses:
Selling, general and administrative	$170,564	$152,247	$216,322	$496,752	$1,359,270
Interest expense, net	48,049	35,934	94,254	73,746	288,232
Total expenses	218,613	188,181	310,576	570,498	1,647,502
Loss from continuing operations	(218,613)	(188,181)	(310,576)	(570,498)	(1,647,502)

Loss from discontinued operations	(3,296)	(24,178)	(3,681)	(70,295)	(154,837)
Net loss	$(221,909)	$(212,359)	$(314,257)	$(640,793)	$(1,802,339)

Net loss per share - basic and diluted
Continuing operations	$(0.01)	$(0.04)	$(0.03)	$(0.11)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss	$(0.01)	$(0.04)	$(0.03)	$(0.13)

Weighted average shares outstanding - basic and diluted	18,924,767	5,107,784	12,116,185	4,965,777

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

						Deficit
						Accumulated	Total
	Convertible, Series A				Additional	During the	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	-	$-	3,350,000	$3,350	$71,650	$-	$75,000
Stock issued for services	-	-	350,000	350	`8,400	-	8,750
Stock issued in connection with convertible notes	-	-	548,584	549	159,454	-	160,003
Net loss	-	-	-	-	-	(363,474)	(363,474)
Balance at March 31, 2006	-	-	4,248,584	4,249	239,504	(363,474)	(119,721)

Accrued consulting fees converted to stock	-	-	259,200	259	64,541	-	64,800
Stock issued for services to founders	-	-	600,000	600	149,400	-	150,000
Transfer of officer’s shares	-	-	-	-	78,750	-	78,750
Issuance of stock options	-	-	-	-	83,100	-	83,100
Stock issued in exchange for options	-	-	125,000	125	49,875	-	50,000
Net loss	-	-	-	-	-	(1,124,608)	(1,124,608)
Balance at March 31, 2007	-	-	5,232,784	5,233	665,170	(1,488,082)	(817,679)

Stock transferred for services	-	-	-	-	19,000	-	19,000
Stock issued to retire debt and accrued interest	-	-	1,370,987	1,371	478,440	-	479,811
Stock issued for cash proceeds	500	1	22,396,229	22,396	577,603	-	600,000
Contributed Capital	-	-	-	-	60,000	-	60,000
Net loss	-	-	-	-	-	(314,257)	(314,257)
Balance at September 30, 2007	500	$1	29,000,000	$29,000	$1,800,213	$(1,802,339)	$26,875

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			September 26, 2005
	Six Months Ended		(Inception)
	September 30,	September 30,	Through
	2007	2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(314,257)	$(640,793)	$(1,802,339)
Net loss from discontinued operations	(3,681)	(70,295)	(154,837)
Net loss from continuing operations	(310,576)	(570,498)	(1,647,502)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	19,000	221,622	389,600
Amortization of debt discount	70,723	33,266	160,003
Changes in operating assets and liabilities:
Increase in other assets	-	(13,994)	-
Increase (decrease) in accounts payable and accruals	(29,633)	50,420	248,002
NET CASH USED IN OPERATING ACTIVITIES	(250,486)	(279,184)	(849,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	(625,030)	-	(625,030)
Proceeds from issuance of common and preferred stock	600,000	-	835,003
Contributed capital	60,000	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,970	-	1,069,970

DISCONTINUED OPERATIONS
Discontinued operating activities	(314)	(63,173)	(125,796)
Discontinued investing activities	-	(29,040)	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	(314)	(92,213)	(154,836)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(215,830)	(371,397)	65,237

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	281,067	827,936	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,237	$456,539	$65,237

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Issuance of common stock for accounts payable	$-	$64,800	$64,800
Issuance of common stock for debt and accrued interest	479,811	-	479,811

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY

Newtown Lane Marketing Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005. We are a development stage company and hold the exclusive license to exploit the Dreesen’s Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, where it has non-exclusive rights, and in Suffolk County, New York, which the licensor, Dreesen’s, retained for itself. We have undergone a change in control, as detailed below, and discontinued our efforts to promote the Dreesen’s Donut Brand. Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.

The interim financial information as of September 30, 2007 and for the three and six month periods ended September 30, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2007, and results of operations and cash flows for the three and six months ended September 30, 2007 and 2006, as applicable, have been made. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

CHANGE OF OWNERSHIP TRANSACTIONS

On August 8, 2007 (the “Effective Date”), we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, twenty two million three hundred ninety six thousand two hundred twenty nine (22,396,229) shares of our common stock, par value $0.001 per share (“Common Stock”) and five hundred (500) shares of newly created Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), each share convertible at the option of the holder into seventy four thousand seventy-five and one-half (74,075.5) shares of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Preferred Stock are convertible only to the extent there are a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring forty seven million five hundred forty seven thousand one hundred eighty three (47,547,183) shares of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into twenty nine million six hundred thirty thousand two hundred (29,630,200) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring eleven million eight hundred eighty six thousand seven hundred ninety six (11,886,796) (assuming the conversion by Moyo of its one hundred (100) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into seven million four hundred seven thousand five hundred fifty (7,407,550) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 (the “December Notes”), the Noteholders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 1,370,987 shares of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

On the Effective Date: (i) Arnold P. Kling was appointed to our Board of Directors (“Board”) and served together with Vincent J. McGill, a then current director who continued to serve until August 20, 2007, the effective date of his resignation from our Board; (ii) all of our then officers and directors, with the exception of Mr. McGill, resigned from their respective positions with us; (iii) our Board appointed Mr. Kling as president and Kirk M. Warshaw as chief financial officer and secretary; and (iv) we relocated our headquarters to Chatham, New Jersey.

Following Mr. McGill’s resignation from our Board on August 20, 2007, Mr. Kling became our sole director and president.

NEWTOWN LANE MARKETING, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued)

THE COMPANY TODAY

Since the Effective Date, our main purpose has been to serve as a vehicle to acquire an operating business and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have no employees.

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of September 30, 2007. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007, previously filed with the SEC.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2007. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Embedded Conversion Features - Newtown evaluates embedded conversion features within convertible debt and convertible preferred stock under paragraph 12 of SFAS 133 and EITF 00 19 to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under SFAS 133 and EITF 00 19, the instrument is evaluated under EITF 98 5 and EITF 00 27 for consideration of any beneficial conversion feature.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

NOTE 4 – GOING CONCERN

As shown in the accompanying financial statements, Newtown incurred recurring net losses of $314,257 and $640,793 for the six month periods ended September 30, 2007 and 2006, respectively, and has an accumulated deficit of $1,802,338 and working capital of $26,875 as of September 30, 2007. These conditions raise substantial doubt as to Newtown’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Newtown is unable to continue as a going concern.

NOTE 5 – STOCKHOLDERS’ EQUITY

On the Effective Date, we entered into and closed the Purchase Agreement with the Purchasers, pursuant to which we sold to them, in the aggregate, twenty two million three hundred ninety six thousand two hundred twenty nine (22,396,229) shares of our Common Stock and five hundred (500) shares of Preferred Stock, each share convertible at the option of the holder into seventy four thousand seventy-five and one-half (74,075.5) shares of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of

NEWTOWN LANE MARKETING, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Preferred Stock are convertible only to the extent there are a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring forty seven million five hundred forty seven thousand one hundred eighty three (47,547,183) shares of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into twenty nine million six hundred thirty thousand two hundred (29,630,200) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring eleven million eight hundred eighty six thousand seven hundred ninety six (11,886,796) (assuming the conversion by Moyo of its one hundred (100) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into seven million four hundred seven thousand five hundred fifty (7,407,550) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) we satisfied all of our then outstanding convertible promissory notes in the principal amount of $960,000 by issuing to the Noteholders an aggregate of 1,370,987 shares of Common Stock and paying them cash in the aggregate amount of $625,030.

We analyzed the conversion feature associated with the Preferred Stock for derivative accounting consideration under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00 19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Based on our analysis, we determined the conversion feature met the criteria for classification in equity and did not require derivative treatment under SFAS 133 and EITF 00 19. The conclusion to classify it as equity and not debt was based upon the provision in the Certificate of Designation for the Preferred Stock that states, in part, that the Preferred Stock is convertible only to the extent that there are sufficient authorized shares of Common Stock available for issuance. Since there were insufficient number of shares of Common Stock authorized, the convertibility of the Preferred Stock was not possible and hence we had no liability associated with the Preferred Stock.

As of September 30, 2007, our authorized capital stock consists of 29,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which all the authorized shares of Common Stock, and 500 shares of Preferred Stock, are issued and outstanding. All currently outstanding shares of capital stock are validly issued, fully paid and non-assessable.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Management believes SFAS No. 159 will not have a material impact on our financial statements once adopted.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those

NEWTOWN LANE MARKETING, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS (continued)

accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practices. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes SFAS 157 will not have a material impact on our financial statements once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 7 – SUBSEQUENT EVENT

On October 19, 2007, we put into effect an amendment to our Certificate of Incorporation to increase to 100,000,000 the number of authorized shares of Common Stock available for issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We are a development stage corporation with limited operations and have very limited revenues from our business operations since our incorporation in September 2005. We currently hold the exclusive license to exploit the Dreesen’s Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, where it has non-exclusive rights, and in Suffolk County, New York, which the licensor, Dreesen’s, retained for itself.

On August 8, 2007 (the “Effective Date”), we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, twenty two million three hundred ninety six thousand two hundred twenty nine (22,396,229) shares of our common stock, par value $.001 per share (“Common Stock”) and five hundred (500) shares of newly created Series A Convertible Preferred Stock, par value $.001 per share (the “Preferred Stock”), each share convertible at the option of the holder into seventy four thousand seventy-five and one-half (74,075.5) shares of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Preferred Stock are convertible only to the extent there are a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of us, with (a) R&R acquiring forty seven million five hundred forty seven thousand one hundred eighty three (47,547,183) shares of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into twenty nine million six hundred thirty thousand two hundred (29,630,200) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring eleven million eight hundred eighty six thousand seven hundred ninety six (11,886,796) (assuming the conversion by Moyo of its one hundred (100) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into seven million four hundred seven thousand five hundred fifty (7,407,550) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 (the “December Notes”), the Noteholders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 1,370,987 shares of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

As of the Effective Date, we discontinued our efforts to promote the Dreesen’s Donut Brand, we have no employees and our main purpose has been to effect a business combination with an operating business which we believe has significant growth potential. As of yet, we have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with us is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

As a result of our limited resources, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in our company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006

We are a development stage corporation with limited operations and have not had any revenues during the three and six month periods ended September 30, 2007, respectively. During the three and six month periods ended September 30, 2006 we had revenues of $11,000 and $41,500, respectively. The decrease in revenues is primarily attributable to our unsuccessful efforts in marketing and distributing Dreesen Start-up Kits and supplies.

Total expenses for the three and six months ended September 30, 2007 were $221,909 and $314,257, respectively. Total expenses for the three and six months ended September 30, 2006 were $223,359 and $682,293, respectively. These expenses primarily constituted general and administrative expenses and interest expense. Net interest expense was $48,049 and $94,254 for the three and six months ended September 30, 2007, respectively. Net interest expense was $35,934 and $73,746 for the comparable periods ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At September 30, 2007, we had cash of $65,237 and working capital of $26,875.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2007.

Subsequent Event

On October 19, 2007, we put into effect an amendment to our Certificate of Incorporation to increase to 100,000,000 the number of authorized shares of Common Stock available for issuance.

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, both of our president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On the Effective Date, in full satisfaction of the December Notes, the Noteholders of the December Notes converted an aggregate of $334,970 of the principal and $144,841 of accrued interest on the December Notes into 1,370,987 shares of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance. All of the Noteholders were accredited investors and the shares of Common Stock were issued to them pursuant to the exemptions afforded by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. In addition, the stock certificates representing the shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 20, 2007 (the “Record Date”), pursuant to action taken by written consent in lieu of special meeting of our stockholders, stockholders holding an aggregate of 22,396,229 shares of our Common Stock, representing approximately 77.2% of the shares of our Common Stock entitled to vote on the Record Date approved the following actions:

1.	An amendment to our Certificate of Incorporation to increase to 100,000,000 the number of authorized shares of Common Stock (the “Charter Amendment”);

2.	An amendment to our Certificate of Incorporation to effect a reverse split of the Common Stock based upon a ratio of not less than one-for-ten (10) nor more than one-for-three hundred (300) shares, in sole discretion of the Board, at any time prior to August 31, 2008; and

3.	An amendment to our Certificate of Incorporation to change our corporate name to any appropriate name chosen by the Board, in its sole discretion, in connection with a business combination by the company.

     Effective upon filing, on October 19, 2007 we filed the Charter Amendment with the Secretary of State of the State of Delaware.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on August 7, 2007.(1)

10.1	Stock Purchase Agreement dated August 8, 2007 among Newtown Lane Marketing, Incorporated, Moyo Partners, LLC and R&R Biotech Partners, LLC.(1)

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
(1) Filed as an exhibit to the Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: November 12, 2007	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: November 12, 2007	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)