Form 10QSB
period 2007-12-31
NEWTOWN LANE MARKETING INC
filed 2008-01-16
CIK 1353538

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____


                        COMMISSION FILE NUMBER 000-52776
                  ---------------------------------------------
                      NEWTOWN LANE MARKETING, INCORPORATED

        (Exact name of small business issuer as specified in its charter)

                    Delaware                                   20-3547231
                    --------                                   ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                            Identification No.)

                                47 School Avenue
                                Chatham, NJ 07928
                    (Address of principal executive offices)

                                  973-635-4047
                           (Issuer's telephone number)

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

State the number of shares outstanding of issuer's common equity as of the last practicable date: As of January 15, 2008, there were 66,037,750 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                      NEWTOWN LANE MARKETING, INCORPORATED

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                             PAGE
                                                                                             ----
ITEM 1. FINANCIAL STATEMENTS

        Balance Sheets as of December 31, 2007 and
        March 31, 2007 (unaudited)                                                            3

        Statements  of  Expenses  for the Three and Nine  Months  Ended
        December 31, 2007 and 2006 and for the period from
        September 26, 2005 (Date of Inception) to December 31, 2007 (unaudited)               4

        Statements of Changes in Stockholders' Equity (Deficit) for the period
        from September 26, 2005 (Date of Inception) to December 31, 2007 (unaudited)          5

        Statements of Cash Flows for the Nine Months Ended
        December 31, 2007 and 2006 and for the period from
        September 26, 2005 (Date of Inception) to December 31, 2007 (unaudited)               6

        NOTES TO FINANCIAL STATEMENTS (unaudited)                                             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                           11

ITEM 3A(T).  CONTROLS AND PROCEDURES                                                         13

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                   13
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                         13
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                     13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 13
ITEM 5.  OTHER INFORMATION                                                                   13
ITEM 6.  EXHIBITS                                                                            13

SIGNATURES                                                                                   14

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Newtown Lane Marketing, Incorporated, a Delaware corporation, and its predecessors.

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                    ASSETS                                       December 31,     March 31,
                                                                                     2007           2007
Current Assets
      Cash and cash equivalents                                                  $    24,004    $   281,067
                                                                                 --------------------------
      Total current Assets                                                            24,004        281,067

Non-current assets from discontinued operations
                                                                                           -          3,367
                                                                                 --------------------------
      TOTAL ASSETS                                                               $    24,004    $   284,434
                                                                                 ==========================
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                      $    13,094    $    94,323
      Accrued interest payable                                                             -        118,513
      Convertible notes payable, net of discount                                           -        889,277
                                                                                 --------------------------
TOTAL CURRENT LIABILITIES                                                             13,094      1,102,113
                                                                                 --------------------------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 1,000,000 shares authorized,
      none issued and outstanding                                                          -              -
Convertible Series A Preferred stock, $0.001 par value, 500 shares authorized,
    none issued and outstanding                                                            -              -
Common stock, $0.001 par value; 100,000,000 shares authorized 66,037,750 and
    5,232,784 shares issued and outstanding, respectively                             66,038          5,233
Additional paid-in capital                                                         1,763,176        665,170
Deficit accumulated during the development period                                 (1,818,304)    (1,488,082)
                                                                                 --------------------------
              TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                    10,910       (817,679)
                                                                                 --------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                             $    24,004    $   284,434
                                                                                 ==========================

   The accompanying notes are an integral part of these financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                                   (unaudited)


                                                                                                               September 26, 2005
                                                    Three Months Ended              Nine Months Ended              (Inception)
                                                        December 31,                   December 31,                   Through
                                                     2007          2006            2007           2006          December 31, 2007
                                                 --------------------------   ---------------------------      ------------------
Expenses
     Selling, general and administrative         $   16,123      $  125,144      $ 232,445       $ 621,898              1,375,394
     Interest expense (income), net                    (158)         39,480         94,096         113,226                288,074
                                                 --------------------------   ----------------------------     ------------------
     Total expense                                    15,965        164,624        326,541         735,124              1,663,468
                                                 --------------------------   ----------------------------     ------------------
        Loss from continuing operations             (15,965)       (164,624)      (326,541)       (735,124)            (1,663,468)

Loss from discontinued operations                          -         (1,537)        (3,681)        (71,831)              (154,836)
                                                 --------------------------   ----------------------------     ------------------
        Net loss                                 $  (15,965)      $(166,161)     $(330,222)      $(806,955)           $(1,818,304)
                                                 ==========================   ============================     ==================

Net loss per share - basic and diluted
     Continuing operations                        $   (0.00)      $   (0.03)     $   (0.02)      $   (0.15)
                                                 ==========================   ============================
     Discontinued operations                      $   (0.00)      $   (0.00)     $   (0.00)      $   (0.01)
                                                 ==========================   ============================
     Net loss                                     $   (0.00)      $   (0.03)     $   (0.02)      $   (0.16)
                                                 ==========================   ============================
Weighted average shares outstanding -
     basic and diluted                            33,831,011      5,107,784     19,380,782       5,013,285
                                                 ============ ==============   ============ ===============

   The accompanying notes are an integral part of these financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)


                                                     Convertible, Series A
                                                        Preferred Stock           Common Stock             Additional
                                                    ------------------------------------------------------   Paid-in
                                                    Shares       Amount        Shares       Amount           Capital
                                                    -------------------------------------------------------------------
Founders shares issued at inception                       -         $ -      3,350,000      $ 3,350         $  71,650
Stock issued for services                                 -           -        350,000          350             8,400
Stock issued in connection with convertible notes         -           -        548,584          549           159,454
Net loss                                                  -           -              -            -                 -
                                                    -------------------------------------------------------------------
Balance at March 31, 2006                                 -           -      4,248,584        4,249           239,504

Accrued consulting fees converted to stock                -           -        259,200          259            64,541
Stock issued for services to founders                     -           -        600,000          600           149,400
Transfer of officer's shares                              -           -              -            -            78,750
Issuance of stock options                                 -           -              -            -            83,100
Stock issued in exchange for options                      -           -        125,000          125            49,875
Net loss                                                  -           -              -            -                 -
                                                    -------------------------------------------------------------------
Balance at March 31, 2007                                 -           -      5,232,784        5,233           665,170

Stock transferred for services                            -           -              -            -            19,000
Stock issued to retire debt and accrued interest          -           -      1,370,987        1,371           478,440
Stock issued for cash proceeds                          500           1     22,396,229       22,396           577,603
Series A Preferred stock converted                     (500)         (1)    37,037,750       37,038           (37,037)
Contributed Capital                                       -           -             -             -            60,000
Net loss                                                  -           -             -             -                 -
                                                    -------------------------------------------------------------------
Balance at December 31, 2007
                                                          -         $ -     66,037,750     $ 66,038        $1,763,176
                                                    ===================================================================

                                                            Deficit
                                                          Accumulated           Total
                                                          During the         Stockholders
                                                          Development           Equity
                                                             Stage            (Deficit)
                                                    --------------------------------------
Founders shares issued at inception                     $          -         $    75,000
Stock issued for services                                          -               8,750
Stock issued in connection with convertible notes                  -             160,003
Net loss                                                   (363,474)            (363,474)
                                                    --------------------------------------
Balance at March 31, 2006                                  (363,474)            (119,721)

Accrued consulting fees converted to stock                         -              64,800
Stock issued for services to founders                              -             150,000
Transfer of officer's shares                                       -              78,750
Issuance of stock options                                          -              83,100
Stock issued in exchange for options                               -              50,000
Net loss                                                 (1,124,608)          (1,124,608)
                                                    --------------------------------------
Balance at March 31, 2007                                (1,488,082)            (817,679)

Stock transferred for services                                     -              19,000
Stock issued to retire debt and accrued interest                   -             479,811
Stock issued for cash proceeds                                     -             600,000
Series A Preferred stock converted                                 -                   -
Contributed Capital                                                -              60,000
Net loss                                                   (330,222)            (330,222)
                                                    --------------------------------------
Balance at December 31, 2007
                                                        $(1,818,304)         $    10,910
                                                    ======================================

   The accompanying notes are an integral part of these financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            September 26, 2005
                                                                    Nine Months Ended          (Inception)
                                                               December 31,   December 31,       Through
                                                                   2007           2006       December 31, 2007
                                                               -----------    -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $  (330,222)   $  (806,955)     $(1,818,304)
Net loss from discontinued operations                               (3,681)       (71,831)        (154,837)
                                                               -----------    -----------      -----------
Net loss from continuing operations                               (326,541)      (735,124)      (1,663,467)
Adjustments to reconcile net loss to cash used in operating
activities:
      Share based compensation                                      19,000        233,100          389,600
      Amortization of debt discount                                 70,723         52,001          160,003
      Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable and accruals        (54,901)       105,226          222,734
                                                               -----------    -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                             (291,719)      (344,797)        (891,130)
                                                               -----------    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of notes payable                                          -              -          799,997
      Principal payments made on notes payable                    (625,030)             -         (625,030)
      Proceeds from issuance of common and preferred stock         600,000              -          835,003
      Contributed capital                                           60,000              -           60,000
                                                               -----------    -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           34,970              -        1,069,970
DISCONTINUED OPERATIONS
      Discontinued operating activities                               (314)       (63,910)        (125,796)
      Discontinued investing activities                                  -        (29,040)         (29,040)
                                                               -----------    -----------      -----------
NET CASH USED IN DISCONTINUED OPERATIONS                              (314)       (92,950)        (154,836)
NET CHANGE IN CASH AND CASH EQUIVALENTS                           (257,063)      (437,747)          24,004
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   281,067        827,936                -
                                                               -----------    -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    24,004    $   390,189      $    24,004
                                                               ===========    ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
      Interest paid                                            $         -    $         -      $         -
      Income taxes                                                       -              -                -
Non-cash Transactions
      Issuance of common stock for accounts payable            $         -    $    64,800      $    64,800
      Issuance of common stock for debt and accrued interest       479,811              -          479,811
      Conversion of Series A Preferred stock                        37,038              -           37,038
                                                               ===========    ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007
                                   (unaudited)

NOTE 1 - DESCRIPTION OF COMPANY

Newtown Lane Marketing Incorporated ("we", "our", "us" or "Newtown") was incorporated in Delaware on September 26, 2005. We are a development stage company that held the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, where we held the non-exclusive rights, and in Suffolk County, New York, which the licensor, Dreesen's, retained for itself. The license from Dreesen expired on December 31, 2007. We have undergone a change in control, as detailed below, and discontinued our efforts to promote the Dreesen's Donut Brand. Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.

The interim financial information as of December 31, 2007 and for the three and nine month periods ended December 31, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2007, and results of operations and cash flows for the three and nine months ended December 31, 2007 and 2006, as applicable, have been made. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.


CHANGE OF OWNERSHIP TRANSACTIONS

On August 8, 2007 (the "Effective Date"), we entered into and closed a Stock Purchase Agreement (the "Purchase Agreement") with Moyo Partners, LLC, a New York limited liability company ("Moyo") and R&R Biotech Partners, LLC, a Delaware limited liability company ("R&R" collectively with Moyo, the "Purchasers"), pursuant to which we sold to them, in the aggregate, twenty two million three hundred ninety six thousand two hundred twenty nine (22,396,229) shares of our common stock, par value $0.001 per share ("Common Stock") and five hundred (500) shares of newly created Series A Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock"), each share convertible at the option of the holder into seventy four thousand seventy-five and one-half (74,075.5) shares of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Preferred Stock are convertible only to the extent there are a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring forty seven million five hundred forty seven thousand one hundred eighty three (47,547,183) shares of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into twenty nine million six hundred thirty thousand two hundred (29,630,200) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring eleven million eight hundred eighty six thousand seven hundred ninety six (11,886,796) (assuming the conversion by Moyo of its one hundred (100) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into seven million four hundred seven thousand five hundred fifty (7,407,550) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and
(ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 (the "December Notes"), the Noteholders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 1,370,987 shares of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

On the Effective Date: (i) Arnold P. Kling was appointed to our Board of Directors ("Board") and served together with Vincent J. McGill, a then current director who continued to serve until August 20, 2007, the effective date of his resignation from our Board; (ii) all of our then officers and directors, with the exception of Mr. McGill, resigned from their respective positions with us;
(iii) our Board appointed Mr. Kling as president and Kirk M. Warshaw as chief financial officer and secretary; and (iv) we relocated our headquarters to Chatham, New Jersey.

Following Mr. McGill's resignation from our Board on August 20, 2007, Mr. Kling became our sole director and president.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007
                                   (unaudited)


NOTE 1 - DESCRIPTION OF COMPANY (continued)

On October 19, 2007, we put into effect an amendment to our Certificate of Incorporation to increase to 100,000,000 the number of authorized shares of Common Stock available for issuance (the "Charter Amendment"). As a result of the Charter Amendment, as of October 19, 2007, we had adequate shares of Common Stock available for issuance upon the conversion of all the issued and outstanding shares of Preferred Stock.

On December 19, 2007, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 500 shares of Preferred Stock outstanding were exchanged for 37,037,750 shares of Common Stock.

As of December 31, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 66,037,750 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of December 31, 2007. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007, previously filed with the SEC.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of December 31, 2007. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Embedded Conversion Features - Newtown evaluates embedded conversion features within convertible debt and convertible preferred stock under paragraph 12 of SFAS 133 and EITF 00-19 to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under SFAS 133 and EITF 00-19, the instrument is evaluated under EITF 98-5 and EITF 00-27 for consideration of any beneficial conversion feature.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007
                                   (unaudited)


NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, we incurred recurring net losses of $330,222 and $806,955 for the nine month periods ended December 31, 2007 and 2006, respectively, and have an accumulated deficit of $1,818,304 and working capital of $10,910 as of December 31, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 5 - STOCKHOLDERS' EQUITY

On the Effective Date, we entered into and closed the Purchase Agreement with the Purchasers, pursuant to which we sold to them, in the aggregate, twenty two million three hundred ninety six thousand two hundred twenty nine (22,396,229) shares of our Common Stock and five hundred (500) shares of Preferred Stock, each share convertible at the option of the holder into seventy four thousand seventy-five and one-half (74,075.5) shares of Common Stock, for aggregate gross proceeds to us of $600,000. Preferred Stock is convertible only to the extent there are a sufficient number of shares of Common Stock available for issuance upon any such conversion.

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

On October 19, 2007, we put into effect the Charter Amendment. As a result of the Charter Amendment, as of October 19, 2007, we had adequate shares of Common Stock available for issuance upon the conversion of all the issued and outstanding shares of Preferred Stock.

On December 19, 2007, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 500 shares of Preferred Stock outstanding were exchanged for 37,037,750 shares of Common Stock.

As of December 31, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 66,037,750 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). Management believes SFAS No. 159 will not have a material impact on our financial statements once adopted.

                      NEWTOWN LANE MARKETING, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007
                                   (unaudited)



NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practices. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes SFAS 157 will not have a material impact on our financial statements once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

We are a development stage corporation with limited operations and have very limited revenues from our business operations since our incorporation in September 2005. Until December 31, 2007, we held an exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, where it has non-exclusive rights, and in Suffolk County, New York, which the licensor, Dreesen's, retained for itself. The license from Dreesen expired on December 31, 2007.

On August 8, 2007 (the "Effective Date"), we entered into and closed a Stock Purchase Agreement (the "Purchase Agreement") with Moyo Partners, LLC, a New York limited liability company ("Moyo") and R&R Biotech Partners, LLC, a Delaware limited liability company ("R&R" collectively with Moyo, the "Purchasers"), pursuant to which we sold to them, in the aggregate, twenty two million three hundred ninety six thousand two hundred twenty nine (22,396,229) shares of our common stock, par value $.001 per share ("Common Stock") and five hundred (500) shares of newly created Series A Convertible Preferred Stock, par value $.001 per share (the "Preferred Stock"), each share convertible at the option of the holder into seventy four thousand seventy-five and one-half (74,075.5) shares of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Preferred Stock are convertible only to the extent there are a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of us, with (a) R&R acquiring forty seven million five hundred forty seven thousand one hundred eighty three (47,547,183) shares of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into twenty nine million six hundred thirty thousand two hundred (29,630,200) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring eleven million eight hundred eighty six thousand seven hundred ninety six (11,886,796) (assuming the conversion by Moyo of its one hundred (100) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into seven million four hundred seven thousand five hundred fifty (7,407,550) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and
(ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 (the "December Notes"), the Noteholders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 1,370,987 shares of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

On October 19, 2007, we put into effect an amendment to our Certificate of Incorporation to increase to 100,000,000 the number of authorized shares of Common Stock available for issuance (the "Charter Amendment"). As a result of the Charter Amendment, as of October 19, 2007, we had adequate shares of Common Stock available for issuance upon the conversion of all the issued and outstanding shares of Preferred Stock.

On December 19, 2007, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 500 shares of Preferred Stock outstanding were exchanged for 37,037,750 shares of Common Stock.

As of December 31, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 66,037,750 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

As of the Effective Date, we discontinued our efforts to promote the Dreesen's Donut Brand, we have no employees and our main purpose has been to effect a business combination with an operating business which we believe has significant growth potential. As of yet, we have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2006

We are a development stage corporation with limited operations and have not had any revenues during the three and nine month periods ended December 31, 2007, respectively. During the three and nine month periods ended December 31, 2006 we had revenues of $0 and $41,500, respectively. The decrease in revenues is primarily attributable to our unsuccessful efforts in marketing and distributing Dreesen Start-up Kits and supplies.

Total expenses from Continuing Operations for the three and nine months ended December 31, 2007 were $15,965 and $326,541, respectively. Total expenses from Continuing Operations for the three and nine months ended December 31, 2006 were $164,624 and $735,124, respectively. These expenses primarily constituted general and administrative expenses and interest expense. Net interest income was $158 and net interest expense was $94,096 for the three and nine months ended December 31, 2007, respectively. Net interest expense was $39,480 and $113,226 for the comparable periods ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At December 31, 2007, we had cash of $24,004 and working capital of $10,910.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2007.

ITEM 3A(T).  CONTROLS AND PROCEDURES

       (a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of both of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, both of our president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

       (b)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS

         EXHIBIT NO.        DESCRIPTION
         -----------        -----------
             3.1      Certificate of Amendment of the Certificate of Incorporation effective as of October 19, 2007.

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


                                    Newtown Lane Marketing, Incorporated

Dated: January 15, 2008             /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: January 15, 2008             /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)