Form 10KSB
period 2008-03-31
NEWTOWN LANE MARKETING INC
filed 2008-06-20
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

Commission file number: 000-52776

NEWTOWN LANE MARKETING, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3547231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

47 School Avenue
Chatham, New Jersey 07928
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:      (973) 635-4047

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.           ☐

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒  No ☐

          Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.           ☒

          Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)                       Yes ☒  No ☐

          For the year ended March 31, 2008, the issuer had no revenues.

          As of June 19, 2008, the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon the closing price on the NASDAQ OTC Bulletin Board of $0.25 per share) was approximately $1,650,942.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of June 20, 2008 was 66,037,750 shares.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Transitional Small Business Disclosure Format (Check One):                       Yes ☐  No ☒

NEWTOWN LANE MARKETING, INCORPORATED
Form 10-KSB Annual Report
Table of Contents

PART I
Item 1.	Business	2
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II
Item 5.	Market for Common Equity, Related Stockholder Matters
	and Small Business Issuer Purchases of Equity Securities	8
Item 6.	Plan of Operation	9
Item 7.	Financial Statements	10
Item 8.	Change in and Disagreements with Accountants on Accounting
	and Financial Disclosure	10
Item 8A(T).	Controls And Procedures	10
Item 8B.	Other Information	10

PART III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
	Compliance With Section 16(a) of the Exchange Act	11
Item 10.	Executive Compensation	12
Item 11.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	13
Item 12.	Certain Relationships and Related Transactions, and Director Independence	13
Item 13.	Exhibits	14
Item 14.	Principal Accountant Fees and Services	14

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART 1

ITEM 1. BUSINESS

THE COMPANY’S HISTORY

Newtown Lane Marketing Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005. We are a development stage company that held the exclusive license to exploit the Dreesen’s Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which the licensor, Dreesen’s, retained for itself. The license from Dreesen expired on December 31, 2007. In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen’s Donut Brand at that time. Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.

CHANGE OF OWNERSHIP TRANSACTIONS

On August 8, 2007 (the “Effective Date”), we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, twenty two million three hundred ninety six thousand two hundred twenty nine (22,396,229) shares of our common stock, par value $0.001 per share (“Common Stock”) and five hundred (500) shares of newly created Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), each share convertible at the option of the holder into seventy four thousand seventy-five and one-half (74,075.5) shares of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Preferred Stock were convertible only to the extent there were a sufficient number of shares of Common Stock available for issuance upon any such conversion.

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

On October 19, 2007, we put into effect an amendment to our Certificate of Incorporation to increase to 100,000,000 the number of authorized shares of Common Stock available for issuance (the “Charter Amendment”). As a result of the Charter Amendment, as of October 19, 2007, we had adequate shares of Common Stock available for issuance upon the conversion of all the issued and outstanding shares of Preferred Stock.

On December 19, 2007, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 500 shares of Preferred Stock outstanding were exchanged for 37,037,750 shares of Common Stock.

As of March 31, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 66,037,750 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

THE COMPANY TODAY

Since the Effective Date, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a shell company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities law that regulate initial public offerings.

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. Our officers may be entitled to receive compensation from a target company they identify or provide services in connection with a business combination and receive compensation for such services. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We do not expect our present management to play any managerial role for us following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider several factors, including the following:

-           experience and skill of management and availability of additional personnel of the target business;

-           costs associated with effecting the business combination;

-           equity interest retained by our stockholders in the merged entity;

-           growth potential of the target business;

-           capital requirements of the target business;

-           capital available to the target business;

-           stage of development of the target business;

-           proprietary features and degree of intellectual property or other protection of the target business;

-           the financial statements of the target business; and

-           the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company, the target business and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our respective stockholders.

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Act”) and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an “investment company” an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a onetime option during any three-year period to claim an exemption as a “transient” investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

RISK FACTORS

          IN ADDITION TO THE OTHER INFORMATION PROVIDED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR INDUSTRY OR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since the Effective Date, we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another operating company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an “Investment Company” under the Investment Company Act, we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

WE WILL BE ABLE TO EFFECT AT MOST ONE MERGER, AND THUS MAY NOT HAVE A DIVERSIFIED BUSINESS.

Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any “key man” life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on achieving our business objectives and success. We will rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination and receive compensation for such services. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our officers, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers are affiliated with desire to take advantage of the same opportunity, then those officers that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority stockholder, may act as investment banker, placement agent or financial consultant to us in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Kling and Mr. Warshaw intend to resign from their positions with us.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of Common Stock. There are currently 66,037,750 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

R&R beneficially owns 72% of the outstanding shares of our Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A “PENNY STOCK” WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on Nasdaq’s OTC Bulletin Board (“OTCBB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

Often there is currently a limited volume of trading in our Common Stock, and on many days there has been no trading activity at all. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 2. PROPERTIES

Our principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliate of Kirk Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis for no rent. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information:

           Our Common Stock is traded on Nasdaq’s Over-The-Counter Bulletin Board (“OTCBB”) market under the symbol “NWLM”. The following table sets forth, for the periods indicated and as reported on the OTCBB, the high and low bid prices for our Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. There were no trades of our securities on the OTCBB prior to January 16, 2007.

	Bid Prices
	High	Low
2008
First Quarter	$0.30	$0.20
Second Quarter	$0.50	$0.20
Third Quarter	$0.20	$0.20
Fourth Quarter *	$0.25	$0.20

2007
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$0.80	$0.20

(b) Holders:

     There were approximately 67 stockholders of record of our Common Stock as of June 20, 2008.

(c) Dividend:

     We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.

ITEM 6. PLAN OF OPERATION

PLAN OF OPERATION

GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a “Merger Target”) desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to identifying and consummating a transaction with a Merger Target.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

On August 8, 2007, Arnold P. Kling joined us as our president and Kirk M. Warshaw joined us as our chief financial officer and secretary. Messrs. Kling and Warshaw are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has or will be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

Since August 8, 2007, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of March 31, 2008 we had cash on hand of $28,972 and working capital of $14,750. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of March 31, 2008, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

CONTINUING OPERATIONAL EXPENSES FOR THE YEARS ENDED MARCH 31, 2008 and 2007

During the year ended March 31, 2008, we incurred $372,701 of continuing operating expenses and for the year ended March 31, 2007, our continuing operating expenses were $1,034,978. During both periods the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses.

ITEM 7. FINANCIAL STATEMENTS

See the index to the Financial Statements below, beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Newtown have been detected.

     (b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

     (c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning our officers and sole director as of June 20, 2008:

Name	Age	Title
--------	------	-------
Arnold P. Kling	50	President and director
Kirk M. Warshaw	50	Chief financial officer and secretary

Arnold P. Kling. Mr. Kling has served as our president and director since August 2007. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), 24Holdings, Inc. (OTCBB:TWFH) and Mattmar Minerals, Inc. (OTCBB:MTTM).

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer and secretary since August 2007. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R

Acquisition, VII, Inc., and R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB:MTTM), and a director and the chief financial officer of 24Holdings Inc. (OTCBB:TWFH), and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will only devote a very limited amount of time to our business affairs.

Compensation and Audit Committees

As we only have one Board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-B. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ending March 31, 2008 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that, following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

Mr. Kling is our sole director and Mr. Kling and Mr. Warshaw are our only officers. Neither receives any regular compensation for their services rendered on our behalf.

Since August 5, 2007 we have paid no cash compensation to our officers or sole director. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder’s fee or other compensation. We do not have any incentive or stock option plan in effect.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending Board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 20, 2008 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

	Shares of
	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner	Owned (1)	Ownership
R&R Biotech Partners, LLC
1270 Avenue of the Americas – 16th Floor
New York, NY 10020
Attention: Thomas Pinou, CFO	47,547,183	71.9%

Moyo Partners, LLC (2)
c/o Arnold P. Kling
712 Fifth Avenue – 11th Floor
New York, NY 10019	11,886,796	18.0%

Arnold P. Kling (2)
712 Fifth Avenue – 11th Floor
New York, NY 10019	11,886,796	18.0%

Kirk M. Warshaw
47 School Avenue
Chatham, NJ 07928	-	-

All Officers and the sole director (2 persons) as a group	11,886,796	18.0%

(1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 20, 2008 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Arnold P. Kling, our president and sole director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

We currently do not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board consists solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended March 31, 2008, R&R Biotech Partners, LLC contributed an aggregate of $110,000 of capital to us.

ITEM 13. EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock of the Company (1)
3.2	Amended and Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Certificate of Incorporation effective as of October 19, 2007 (3)
3.4	By-Laws (2)
10.1	2006 Stock Incentive Plan (2)
10.2	Stock Purchase Agreement dated August 8, 2007 among the Company, Moyo Partners, LLC and
R&R Biotech Partners, LLC (1)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

(1)	Previously filed as an Exhibit in the company’s Current Report on Form 8-K, filed on August 10, 2007, and incorporated herein by reference.

(2)	Previously filed as an Exhibit in the company’s registration statement on Form SB-2 (Registration No. 333- 135495), filed on June 30, 2006, and incorporated herein by reference.

(3)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-QSB for the period ended December 31, 2007, and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

We incurred audit and financial statement review fees totaling $18,000 and $40,180 to Malone & Bailey, PC, our current independent accountants, for the years ended March 31, 2008 and 2007, respectively.

AUDIT-RELATED FEES:

NONE.

TAX FEES:

NONE.

ALL OTHER FEES:

NONE.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by our Board.

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTOWN LANE MARKETING, INCORPORATED.
Date: June 20, 2008

By: /s/Arnold P. Kling
Arnold P. Kling, President

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 20, 2008

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: June 20, 2008

/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

NEWTOWN LANE MARKETING, INCORPORATED.

INDEX

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Balance Sheets as of March 31, 2008 and 2007	F-3

Statements of Expenses for the Years Ended March 31, 2008 and 2007
and for the period from September 26, 2005 (Inception) through March 31, 2008	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the period from
September 26, 2005 (Inception) through March 31, 2008	F-5

Statements of Cash Flows for the Years Ended March 31, 2008 and 2007 and for
the period from September 26, 2005 (Date of Inception) to March 31, 2008	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
(a Development Stage Company)
Newtown Lane Marketing, Incorporated
Chatham, New Jersey

We have audited the accompanying balance sheet of Newtown Lane Marketing, Incorporated (“the Company”) (a Development Stage Company) as of March 31, 2008 and 2007 and the related statements of expenses, cash flows and changes in shareholders’ deficit for the years then ended and for the periods from September 26, 2005 (inception) through March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone bailey.com
Houston, Texas
June 18, 2008

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

ASSETS	March 31,	March 31,
	2008	2007
Current Assets
Cash and cash equivalents	$28,972	$281,067
Total current Assets	28,972	281,067

Non-current assets from discontinued operations	-	3,367

TOTAL ASSETS	$28,972	$284,434

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,222	$94,323
Accrued interest payable	-	118,513
Convertible notes payable, net of unamortized discount	-	889,277

TOTAL CURRENT LIABILITIES	14,222	1,102,113

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Convertible, Series A Preferred stock, $0.001 par value, 500 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
66,037,750 and 5,232,784 shares issued and outstanding, respectively	66,038	5,233
Additional paid-in capital	1,813,176	665,170
Deficit accumulated during the development period	(1,864,464)	(1,488,082)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	14,750	(817,679)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$28,972	$284,434

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF EXPENSES

			September 26, 2005
	Years Ended		(Inception)
	March 31,		Through
	2008	2007	March 31, 2008
Expenses
Selling, general and administrative	$278,633	$878,397	$1,421,582
Interest expense, net	94,068	156,581	288,046
Total expense	372,701	1,034,978	1,709,628
Loss from continuing operations	(372,701)	(1,034,978)	(1,709,628)

Loss from discontinued operations	(3,681)	(89,630)	(154,836)

Net loss	$(376,382)	$(1,124,608)	$(1,864,464)

Net loss per share - basic and diluted
Continuing operations	$(0.01)	$(0.20)
Discontinued operations	$(0.00)	$(0.02)
Net loss	$(0.01)	$(0.22)

Weighted average shares outstanding - basic and diluted	30,981,285	5,061,416

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through March 31, 2008

						Deficit
						Accumulated	Total
	Convertible, Series A				Additional	During the	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	-	$-	3,350,000	$3,350	$71,650	$-	$75,000
Stock issued for services	-	-	350,000	350	8,400	-	8,750
Stock issued in connection with convertible notes	-	-	548,584	549	159,454	-	160,003
Net loss	-	-	-	-	-	(363,474)	(363,474)
Balances at March 31, 2006	-	-	4,248,584	4,249	239,504	(363,474)	(119,721)

Accrued consulting fees converted to stock	-	-	259,200	259	64,541	-	64,800
Stock issued for services to founders	-	-	600,000	600	149,400	-	150,000
Transfer of officer’s shares	-	-	-	-	78,750	-	78,750
Issuance of stock options	-	-	-	-	83,100	-	83,100
Stock issued in exchange for options	-	-	125,000	125	49,875	-	50,000
Net loss	-	-	-	-	-	(1,124,608)	(1,124,608)
Balances at March 31, 2007	-	-	5,232,784	5,233	665,170	(1,488,082)	(817,679)

Stock transferred for services	-	-	-	-	19,000	-	19,000
Stock issued to retire debt and accrued interest	-	-	1,370,987	1,371	478,440	-	479,811
Stock issued for cash proceeds	500	1	22,396,229	22,396	577,603	-	600,000
Series A Preferred stock converted	(500)	(1)	37,037,750	37,038	(37,037)	-	-
Contributed Capital	-	-	-	-	110,000	-	110,000
Net loss	-	-	-	-	-	(376,382)	(376,382)
Balances at March 31, 2008	-	$-	66,037,750	$66,038	$1,813,176	$(1,864,464)	$14,750

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			September 26, 2005
	Years Ended March 31,		(Inception)
			Through
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(376,382)	$(1,124,608)	$(1,864,464)
Net loss from discontinued operations	(3,681)	(89,630)	(154,836)
Net loss from continuing operations	(372,701)	(1,034,978)	(1,709,628)
Adjustments to reconcile net loss to cash used in operating
activities:
Share based compensation	19,000	361,850	389,600
Amortization of debt discount	70,723	72,248	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(53,773)	147,008	223,863
NET CASH USED IN OPERATING ACTIVITIES	(336,751)	(453,872)	(936,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	(625,030)	-	(625,030)
Proceeds from issuance of common and preferred stock	600,000	-	835,003
Contributed capital	110,000	-	110,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	84,970	-	1,119,970

DISCONTINUED OPERATIONS
Discontinued operating activities	(314)	(88,957)	(125,796)
Discontinued investing activities	-	(4,040)	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	(314)	(92,997)	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(252,095)	(546,869)	28,972

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	281,067	827,936	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,972	$281,067	$28,972

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Issuance of common stock for accounts payable	$-	$64,800	$64,800
Conversion of Series A Preferred stock	37,038	-	37,038
Issuance of common stock for debt and accrued interest	479,811	-	479,811

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF COMPANY:

THE COMPANY’S HISTORY

Newtown Lane Marketing Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005. We are a development stage company that held the exclusive license to exploit the Dreesen’s Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which the licensor, Dreesen’s, retained for itself. The license from Dreesen expired on December 31, 2007. In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen’s Donut Brand at that time. Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.

CHANGE OF OWNERSHIP TRANSACTIONS

On August 8, 2007 (the “Effective Date”), we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, twenty two million three hundred ninety six thousand two hundred twenty nine (22,396,229) shares of our common stock, par value $0.001 per share (“Common Stock”) and five hundred (500) shares of newly created Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), each share convertible at the option of the holder into seventy four thousand seventy-five and one-half (74,075.5) shares of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Preferred Stock were convertible only to the extent there were sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring forty seven million five hundred forty seven thousand one hundred eighty three (47,547,183) shares of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into twenty nine million six hundred thirty thousand two hundred (29,630,200) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring eleven million eight hundred eighty six thousand seven hundred ninety six (11,886,796) (assuming the conversion by Moyo of its one hundred (100) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into seven million four hundred seven thousand five hundred fifty (7,407,550) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 (the “December Notes”), the Note holders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 1,370,987 shares of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

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

On October 19, 2007, we put into effect an amendment to our Certificate of Incorporation to increase to 100,000,000 the number of authorized shares of Common Stock available for issuance (the “Charter Amendment”). As a result of the Charter Amendment, as of October 19, 2007, we had adequate shares of Common Stock available for issuance upon the conversion of all the issued and outstanding shares of Preferred Stock.

On December 19, 2007, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 500 shares of Preferred Stock outstanding were exchanged for 37,037,750 shares of Common Stock.

As of March 31, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 66,037,750 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

THE COMPANY TODAY

Since the Effective Date, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

Commencing with the filing of our Form 10-Q for the quarter ended September 30, 2007, all of our donut-related business services activities have been accounted for as Discontinued Operations. As such, all of the prior activity has been shown in the financials as one line item that is labeled “Income (Loss) from Discontinued Operations, net of taxes.” Our activities since August 2007 are shown in the Income Statement under the section labeled “Loss from Continuing Operations.” These amounts are for expenses incurred since August 2007 and are of the nature we expect to incur in the future, whereas the Income (loss) from Discontinued Operations are from activities we are no longer engaged in.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Newtown’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

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

Embedded Conversion Features - Newtown evaluates embedded conversion features within convertible debt and convertible preferred stock under paragraph 12 of SFAS 133 and EITF

00–19 to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under SFAS 133 and EITF 00–19, the instrument is evaluated under EITF 98–5 and EITF 00–27 for consideration of any beneficial conversion feature.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Income Taxes - The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Financial Instruments - The estimated fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

Equity Based Compensation – Newtown adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

New Accounting Pronouncements

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Newtown,

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we incurred net losses of $376,382 and $1,124,608 for the fiscal years ended March 31, 2008 and 2007, respectively, and have an accumulated deficit of $1,864,464 and working capital of $14,750 as of March 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On December 15, 2005 we circulated a Private Placement Memorandum ("PPM") offering convertible notes on the following terms: each note would have a 2 year term, a 10% interest rate payable in either cash or shares and a conversion rate of $ 0.35 per share, and each investor would be issued upon subscription, as an inducement to participate in the offering, a number of shares of Common Stock equal to 20% of his or her investment. The original PPM offered up to $500,000 in notes. Actual subscriptions received and accepted were for $960,000. If all $960,000 of notes are converted at maturity, then including interest and the additional shares issued upon subscription, 3,840,025 shares will be issued.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

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

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring forty seven million five hundred forty seven thousand one hundred eighty three (47,547,183) shares of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into twenty nine million six hundred thirty thousand two hundred (29,630,200) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring eleven million eight hundred eighty six thousand seven hundred ninety six (11,886,796) (assuming the conversion by Moyo of its one hundred (100) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into seven million four hundred seven thousand five hundred fifty (7,407,550) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) we satisfied all of our then outstanding convertible promissory notes in the principal amount of $960,000 and all accrued interest by issuing to the Note holders an aggregate of 1,370,987 shares of Common Stock and paying them cash in the aggregate amount of $625,030.

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

On August 8, 2007 and March 9, 2008, R&R contributed to us $60,000 and $50,000, respectively. The proceeds were recorded to additional paid-in capital as contributed capital.

As of March 31, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 66,037,750 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Currently Newtown operates from the offices of its CFO on a rent-free basis. No amounts have been recorded for the use of such office space used since such rent expense is deemed to be insignificant.