Form 10-Q
period 2008-06-30
NEWTOWN LANE MARKETING INC
filed 2008-08-06
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: June 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to __________

Commission file number: 000-52776

NEWTOWN LANE MARKETING, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	20-3547231
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

47 School Avenue
Chatham, NJ 07928
(Address of principal executive offices)

973-635-4047
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 66,037,750 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of August 6, 2008.

NEWTOWN LANE MARKETING, INCORPORATED
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Page
ITEM 1. Financial Statements
Balance Sheets as of June 30, 2008 and March 31, 2008 (unaudited)	3

Statements of Expenses for the Three Months Ended
June 30, 2008 and June 30, 2007 and for the period from
September 26, 2005 (Date of Inception) to June 30, 2008 (unaudited)	4

Statements of Cash Flows for the Three Months Ended
June 30, 2008 and June 30, 2007 and for the period from
September 26, 2005 (Date of Inception) to June 30, 2008 (unaudited)	5

Notes to Financial Statements (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4T. CONTROLS AND PROCEDURES	11

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	11

SIGNATURES	12

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Newtown Lane Marketing, Incorporated, a Delaware corporation, and its predecessors.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

ASSETS	June 30,	March 31,
	2008	2008
Current Assets
Cash and cash equivalents	$20,500	$28,972
TOTAL CURRENT ASSETS	$20,500	$28,972
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,945	$14,222
TOTAL CURRENT LIABILITIES	14,945	14,222
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Convertible, Series A Preferred stock, $0.001 par value, 500 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
66,037,750 issued and outstanding	66,038	66,038
Additional paid-in capital	1,813,176	1,813,176
Deficit accumulated during the development period	(1,873,659)	(1,864,464)
TOTAL STOCKHOLDERS' EQUITY	5,555	14,750
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,500	$28,972

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

			September 26, 2005
	Three Months Ended		(Inception)
	June 30,		Through
	2008	2007	June 30, 2008
Expenses
Selling, general and administrative	$9,213	$45,758	$1,430,795
Interest expense (income), net	(18)	46,205	288,028
Total expense	9,195	91,963	1,718,823
Loss from continuing operations	(9,195)	(91,963)	(1,718,823)

Loss from discontinued operations	-	(385)	(154,836)

Net loss	$(9,195)	$(92,348)	$(1,873,659)

Net loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.02)
Discontinued operations	$(0.00)	$(0.00)
Net loss	$(0.00)	$(0.02)
Weighted average shares outstanding - basic and diluted	66,037,750	5,232,784

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

						Deficit
						Accumulated	Total
	Convertible, Series A				Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	-	$-	3,350,000	$3,350	$71,650	$-	$75,000
Stock issued for services	-	-	350,000	350	8,400	-	8,750
Stock issued in connection with convertible notes	-	-	548,584	549	159,454	-	160,003
Net loss	-	-	-	-	-	(363,474)	(363,474)
Balances at March 31, 2006	-	-	4,248,584	4,249	239,504	(363,474)	(119,721)

Accrued consulting fees converted to stock	-	-	259,200	259	64,541	-	64,800
Stock issued for services to founders	-	-	600,000	600	149,400	-	150,000
Transfer of officer's shares	-	-	-	-	78,750	-	78,750
Issuance of stock options	-	-	-	-	83,100	-	83,100
Stock issued in exchange for options	-	-	125,000	125	49,875	-	50,000
Net loss	-	-	-	-	-	(1,124,608)	(1,124,608)
Balances at March 31, 2007	-	-	5,232,784	5,233	665,170	(1,488,082)	(817,679)

Stock transferred for services	-	-	-	-	19,000	-	19,000
Stock issued to retire debt and accrued interest	-	-	1,370,987	1,371	478,440	-	479,811
Stock issued for cash proceeds	500	1	22,396,229	22,396	577,603	-	600,000
Series A preferred stock converted	(500)	(1)	37,037,750	37,038	(37,037)	-	-
Contributed capital	-	-	-	-	110,000	-	110,000
Net loss	-	-	-	-	-	(376,382)	(376,382)
Balances at March 31, 2008	-	-	66,037,750	66,038	1,813,176	(1,864,464)	14,750

Net loss	-	-	-	-	-	(9,195)	(9,195)
Balances at June 30, 2008	-	$-	66,037,750	$66,038	$1,813,176	$(1,873,659)	$5,555

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			September 26, 2005
	Three Months Ended		(Inception)
	June 30,	June 30,	Through
	2008	2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,195)	$(92,348)	$(1,873,659)
Net loss from discontinued operations	-	(385)	(154,836)
Net loss from continuing operations	(9,195)	(91,963)	(1,718,823)
Adjustments to reconcile net loss to cash used in operating
activities:
Share based compensation	-	19,000	389,600
Amortization of debt discount	-	21,848	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	723	(15,744)	224,586
NET CASH USED IN OPERATING ACTIVITIES	(8,472)	(66,859)	(944,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	-	(625,030)
Proceeds from issuance of common and preferred stock	-	-	835,003
Contributed capital	-	-	110,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	1,119,970

DISCONTINUED OPERATIONS
Discontinued operating activities	-	(48)	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	(48)	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,472)	(66,907)	20,500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,972	281,067	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,500	$214,160	$20,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	-	-	479,811
Conversion of Series A Preferred stock	-	-	37,038

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY

Newtown Lane Marketing Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005. We are a development stage company that held the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which the licensor, Dreesen's, retained for itself. The license from Dreesen expired on December 31, 2007. In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen's Donut Brand at that time. Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.

The interim financial information as of June 30, 2008 and for the three month periods ended June 30, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2008 and results of operations and cash flows for the three months ended June 30, 2008 and 2007, as applicable, have been made. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

As of June 30, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 66,037,750 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

THE COMPANY TODAY

Since the Effective Date, our main purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company in as much as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have no employees and no material assets.

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

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of June 30, 2008. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, previously filed with the SEC.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we incurred recurring net losses of $9,195 and $92,348 for the three month periods ended June 30, 2008 and 2007, respectively, and have an accumulated deficit of $1,873,659 and working capital of $5,555 as of June 30, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS

The accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Use of Forward-Looking Statements

Some of the statements in this Form 10-Q, including some statements in “Management’s Discussion and Analysis or Plan of Operation” are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the United States Securities and Exchange Commission (“SEC”).

In our Form 10-KSB filed with the SEC for the year ended March 31, 2008 and in the footnotes to the unaudited financial statements, included elsewhere in this report, we have identified critical accounting policies and estimates for our business.

Plan of Operation

We are a development stage corporation with limited operations and have very limited revenues from our business operations since our incorporation in September 2005. Until December 31, 2007, we held the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which the licensor, Dreesen's, retained for itself. The license from Dreesen expired on December 31, 2007.

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

As of June 30, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 66,037,750 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2007

We are a development stage corporation with limited operations and did not have any revenues during the three month periods ended June 30, 2008 and 2007.

Total expenses from Continuing Operations for the three months ended June 30, 2008 and 2007 were $9,195 and $91,963, respectively. These expenses primarily constituted general and administrative expenses in 2008 and general and administrative and interest expense in 2007. Net interest income was $18 for the three months ended June 30, 2008 and net interest expense was $46,205 for the three months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At June 30, 2008, we had cash of $20,500 and working capital of $5,555.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: August 6, 2008	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: August 6, 2008	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)