Form 10-Q
period 2008-09-30
NEWTOWN LANE MARKETING INC
filed 2008-10-31
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2008

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

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 1,320,755 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of October 31, 2008.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
		Page
ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of September 30, 2008 and
	March 31, 2008 (unaudited)	3

	Statements of Expenses for the Periods Ended
	September 30, 2008 and 2007(unaudited)	4

	Statements of Changes in Stockholders’ Equity (Deficit) for the period
	from September 26, 2005 (Date of Inception) to September 30, 2008 (unaudited)	5

	Statements of Cash Flows for the periods Ended
	September 30, 2008 and 2007 (unaudited)	6

	NOTES TO FINANCIAL STATEMENTS (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATION	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4T.	CONTROLS AND PROCEDURES	11

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS	12

SIGNATURES		13

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

ASSETS	September 30,	March 31,
	2008	2008
Current Assets
Cash and cash equivalents	$5,853	$28,972
TOTAL CURRENT ASSETS	$5,853	$28,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,697	$14,222
TOTAL CURRENT LIABILITIES	7,697	14,222

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
1,320,755 issued and outstanding	1,321	1,321
Additional paid-in capital	1,877,893	1,877,893
Deficit accumulated during the development period	(1,881,058)	(1,864,464)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,844)	14,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,853	$28,972

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					September 26, 2005
	Three Months Ended		Six Months Ended		(Inception)
	September 30,		September 30,		Through
	2008	2007	2008	2007	September 30, 2008
Expenses:
Selling, general and administrative	$7,404	$170,564	$16,617	$216,322	$1,438,199

Loss from operations	(7,404)	(170,564)	(16,617)	(216,322)	(1,438,199)

Interest expense (income), net	(5)	48,049	(23)	94,254	288,023
Loss from discontinued operations	-	3,296	-	3,681	154,836
Net loss	$(7,399)	$(221,909)	$(16,594)	$(314,257)	$(1,881,058)

Net loss per share - basic and diluted
Continuing operations	$(0.01)	$(0.58)	$(0.01)	$(1.28)
Discontinued operations	$-	$(0.01)	$-	$(0.02)
Net loss	$(0.01)	$(0.59)	$(0.01)	$(1.30)

Weighted average shares outstanding - basic and diluted	1,320,755	378,495	1,320,755	242,324

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through September 30, 2008
(unaudited)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	-	$-	67,000	$67	$74,933	$-	$75,000
Stock issued for services	-	-	7,000	7	8,743	-	8,750
Stock issued in connection with convertible notes	-	-	10,972	11	159,992	-	160,003
Net loss	-	-	-	-	-	(363,474)	(363,474)
Balances at March 31, 2006	-	-	84,972	85	243,668	(363,474)	(119,721)
Accrued consulting fees converted to stock	-	-	5,184	5	64,795	-	64,800
Stock issued for services to founders	-	-	12,000	12	149,988	-	150,000
Transfer of officer’s shares	-	-	-	-	78,750	-	78,750
Issuance of stock options	-	-	-	-	83,100	-	83,100
Stock issued in exchange for options	-	-	2,500	3	49,997	-	50,000
Net loss	-	-	-	-	-	(1,124,608)	(1,124,608)
Balances at March 31, 2007	-	-	104,656	105	670,298	(1,488,082)	(817,679)
Stock transferred for services	-	-	-	-	19,000	-	19,000
Stock issued to retire debt and accrued interest	-	-	27,420	27	479,784	-	479,811
Stock issued for cash proceeds	500	1	447,925	448	599,551	-	600,000
Series A preferred stock converted	(500)	(1)	740,754	741	(740)	-	-
Contributed capital	-	-	-	-	110,000	-	110,000
Net loss	-	-	-	-	-	(376,382)	(376,382)
Balances at March 31, 2008	-	-	1,320,755	1,321	1,877,893	(1,864,464)	14,750
Net loss	-	-	-	-	-	(16,594)	(16,594)
Balances at September 30, 2008	-	$-	1,320,755	$1,321	$1,877,893	$(1,881,058)	$(1,844)

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			September 26, 2005
	Six Months Ended		(Inception)
	September 30,	September 30,	Through
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,594)	$(314,257)	$(1,881,058)
Net loss from discontinued operations	-	(3,681)	(154,836)
Net loss from continuing operations	(16,594)	(310,576)	(1,726,222)
Adjustments to reconcile net loss to cash used in operating
activities:
Share based compensation	-	19,000	389,600
Amortization of debt discount	-	70,723	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(6,525)	(29,633)	217,338
NET CASH USED IN OPERATING ACTIVITIES	(23,119)	(250,486)	(959,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	(625,030)	(625,030)
Proceeds from issuance of common and preferred stock	-	600,000	835,003
Contributed capital	-	60,000	110,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	34,970	1,119,970

DISCONTINUED OPERATIONS
Discontinued operating activities	-	(314)	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	(314)	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(23,119)	(215,830)	(5,853)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	28,972	281,067	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,853	$65,237	$5,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	-	479,811	479,811
Conversion of Series A Preferred stock	-	-	37,038

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

The interim financial information as of September 30, 2008 and for the three and six month periods ended September 30, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2008 and results of operations and cash flows for the three and six months ended September 30, 2008 and 2007, as applicable, have been made. The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

EQUITY TRANSACTIONS

On August 8, 2007 (the “Effective Date”), we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, approximately, four hundred forty seven thousand nine hundred twenty five (447,925) shares (rounded-up) of our common stock, par value $0.001 per share (“Common Stock”) and five hundred (500) shares of our Series A Preferred Stock, par value $.001 per share (“Series A Preferred Stock”), each share convertible at the option of the holder into, approximately, one thousand four hundred eighty two (1,482) shares (rounded-up) of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Series A Preferred Stock were convertible only to the extent there were a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring nine hundred fifty thousand nine hundred forty four (950,944) shares (rounded-up) of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into five hundred ninety two thousand eight hundred (592,800) shares (rounded-up) of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring two hundred thirty seven thousand seven hundred thirty six (237,736) shares (rounded-up) of Common Stock (assuming the conversion by Moyo of its one hundred (100) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into one hundred forty eight thousand one hundred fifty one (148,151) shares (rounded-up) of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 (the “December Notes”), the Note holders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 27,420 shares (rounded-up) of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

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

On October 19, 2007, we put into effect an amendment to our Certificate of Incorporation to increase to 100,000,000 the number of authorized shares of Common Stock available for issuance (the “Charter Amendment”). As a result of the Charter Amendment, as of October 19, 2007, we had adequate shares of Common Stock available for issuance upon the conversion of all the issued and outstanding shares of Series A Preferred Stock.

On December 19, 2007, the holders of all the issued and outstanding shares of Series A Preferred Stock elected to convert all of their shares into shares of Common Stock. As a result, the 500 shares of Series A Preferred Stock outstanding were exchanged for 740,754 shares of Common Stock.

On August 15, 2008 (the “Series A Preferred Elimination Date”), all 500 shares of the Series A Preferred Stock were returned to the status of authorized and unissued shares of undesignated preferred stock, par value $.001 per shares. None of the Series A Preferred Stock were outstanding as of the Series A Preferred Elimination Date.

On August 29, 2008 (the “Reverse Split Effective Date”), we implemented a 1 for 50 reverse stock split (the “Reverse Split”) of the Common Stock. Pursuant to the Reverse Split, each 50 shares of Common Stock issued and outstanding as of the Reverse Split Effective Date was converted into one (1) share of Common Stock. All share and per share data herein has been retroactively restated to reflect the Reverse Split.

As of September 30, 2008, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,320,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Commencing with the filing of our Form 10-Q for the quarter ended September 30, 2007, all of our donut-related business services activities have been accounted for as Discontinued Operations. As such, all of the prior activity has been shown in the financials as one line item that is labeled “Loss from Discontinued Operations.” Our activities since August 2007 are shown in the Income Statement under the section labeled “Loss from Continuing Operations.” These amounts are for expenses incurred since August 2007 and are of the nature we expect to incur in the future, whereas the Loss from Discontinued Operations are from activities we are no longer engaged in.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, we incurred recurring net losses of $16,594 and $310,576 for the six month periods ended September 30, 2008 and 2007, respectively, and have an accumulated deficit of $1,881,058 and a working capital deficit of $1,844 as of September 30, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. As mentioned above we are pursuing a merger with an operating company or business and will not commence operations until that target is identified and a merger completed.

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

In our Form 10-KSB filed with the SEC for the year ended March 31, 2008, we have identified critical accounting policies and estimates for our business.

Plan of Operation

We are a development stage corporation with limited operations and have very limited revenues from our business operations since our incorporation in September 2005. Until December 31, 2007, we held the exclusive license to exploit the Dreesen’s Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which the licensor, Dreesen’s, retained for itself. The license from Dreesen expired on December 31, 2007.

On August 8, 2007 (the “Effective Date”), we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, approximately, four hundred forty seven thousand nine hundred twenty five (447,925) shares (rounded-up) of our common stock, par value $0.001 per share (“Common Stock”) and five hundred (500) shares of our Series A Preferred Stock, par value $.001 per share (“Series A Preferred Stock”), each share convertible at the option of the holder into, approximately, one thousand four hundred eighty two (1,482) shares (rounded-up) of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Series A Preferred Stock were convertible only to the extent there were a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring nine hundred fifty thousand nine hundred forty four (950,944) shares (rounded-up) of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into five hundred nine two thousand eight hundred (592,800) shares (rounded-up) of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring two hundred thirty seven thousand seven hundred thirty six (237,736) shares (rounded-up) of Common Stock (assuming the conversion by Moyo of its one hundred (100) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into one hundred forty eight thousand one hundred fifty one (148,151) shares (rounded-up) of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 (the “December Notes”), the Note holders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 27,420 shares (rounded-up) of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

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

On December 19, 2007, the holders of all the issued and outstanding shares of Series A Preferred Stock elected to convert all of their shares into shares of Common Stock. As a result, the 500 shares of Series A Preferred Stock outstanding were exchanged for 740,754 shares of Common Stock.

On August 15, 2008 (the “Series A Preferred Elimination Date”), all 500 shares of the Series A Preferred Stock were returned to the status of authorized and unissued shares of undesignated preferred stock, par value $.001 per shares. None of the Series A Preferred Stock were outstanding as of the Series A Preferred Elimination Date.

On August 29, 2008 (the “Reverse Split Effective Date”), we implemented a 1 for 50 reverse stock split (the “Reverse Split”) of the Common Stock. Pursuant to the Reverse Split, each 50 shares of Common Stock issued and outstanding as of the Reverse Split Effective Date was converted into one (1) share of Common Stock. All share and per share data herein has been retroactively restated to reflect the Reverse Split.

As of September 30, 2008, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,320,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007

We are a development stage corporation with limited operations and did not have any revenues during the three and six month periods ended September 30, 2008 and 2007, respectively.

Total expenses from Continuing Operations for the three months ended September 30, 2008 and 2007 were $7,404 and $170,564, respectively. These expenses primarily constituted general and administrative expenses. Net interest (income) expense was ($5) for the three months ended September 30, 2008 and was $48,049 for the three months ended September 30, 2007.

Losses from Continuing Operations for the six months ended September 30, 2008 and 2007 were $16,617 and $216,322, respectively. These expenses primarily constituted general and administrative expenses. Net interest (income) expense was ($23) for the six months ended September 30, 2008 and was $94,254 for the six months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At September 30, 2008, we had cash of $5,853 and a working capital deficit of $1,844.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2008.

Off-Balance Sheet Arrangements

As of September 30, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008.

3.2	Certificate Eliminating the Series A Preferred Stock.

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: October 31, 2008	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 31, 2008	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)