Form 10-Q
period 2008-12-31
NEWTOWN LANE MARKETING INC
filed 2009-01-22
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2008

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
                                         Non-accelerated filer ☐                          Smaller reporting company☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 1,375,755shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 21, 2009.

NEWTOWN LANE MARKETING, INCORPORATED

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

ASSETS	December 31,	March 31,
	2008	2008
Current Assets
Cash and cash equivalents	$1,008	$28,972
TOTAL CURRENT ASSETS	$1,008	$28,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,317	$14,222
TOTAL CURRENT LIABILITIES	11,317	14,222

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
1,375,755 and 1,320,755 issued and outstanding	1,376	1,321
Additional paid-in capital	1,879,838	1,877,893
Deficit accumulated during the development stage	(1,891,523)	(1,864,464)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,309)	14,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,008	$28,972

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					September 26, 2005
	Three Months Ended		Nine Months Ended		(Inception)
	December 31,		December 31,		Through
	2008	2007	2008	2007	December 31, 2008
Expenses:
Selling, general and administrative	$10,465	$16,123	$27,082	$232,445	$1,448,664
Loss from operations	(10,465)	(16,123)	(27,082)	(232,445)	(1,448,664)

Interest expense (income), net	-	(158)	(23)	94,096	288,023
Loss from discontinued operations	-	-	-	3,681	154,836
Net loss	$(10,465)	$(15,965)	$(27,059)	$(330,222)	$(1,891,523)

Net loss per share - basic and diluted
Continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.84)
Discontinued operations	$-	$-	$-	$(0.01)
Net loss	$(0.01)	$(0.02)	$(0.02)	$(0.85)

Weighted average shares outstanding - basic and diluted	1,329,722	676,620	1,323,755	387,616

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through December 31, 2008
(unaudited)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	-	$-	67,000	$67	$74,933	$-	$75,000
Stock issued for services	-	-	7,000	7	8,743	-	8,750
Stock issued in connection with convertible notes	-	-	10,972	11	159,992	-	160,003
Net loss	-	-	-	-	-	(363,474)	(363,474)
Balances at March 31, 2006	-	-	84,972	85	243,668	(363,474)	(119,721)
Accrued consulting fees converted to stock	-	-	5,184	5	64,795	-	64,800
Stock issued for services to founders	-	-	12,000	12	149,988	-	150,000
Transfer of officer’s shares	-	-	-	-	78,750	-	78,750
Issuance of stock options	-	-	-	-	83,100	-	83,100
Stock issued in exchange for options	-	-	2,500	3	49,997	-	50,000
Net loss	-	-	-	-	-	(1,124,608)	(1,124,608)
Balances at March 31, 2007	-	-	104,656	105	670,298	(1,488,082)	(817,679)
Stock transferred for services	-	-	-	-	19,000	-	19,000
Stock issued to retire debt and accrued interest	-	-	27,420	27	479,784	-	479,811
Stock issued for cash proceeds	500	1	447,925	448	599,551	-	600,000
Series A preferred stock converted	(500)	(1)	740,754	741	(740)	-	-
Contributed capital	-	-	-	-	110,000	-	110,000
Net loss	-	-	-	-	-	(376,382)	(376,382)
Balances at March 31, 2008	-	-	1,320,755	1,321	1,877,893	(1,864,464)	14,750
Stock issued for cash proceeds	-	-	55,000	55	1,945	-	2,000
Net loss	-	-	-	-	-	(27,059)	(27,059)
Balances at December 31, 2008	-	$-	1,375,755	$1,376	$1,879,838	$(1,891,523)	$(10,309)

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			September 26, 2005
	Nine Months Ended		(Inception)
	December 31,	December 31,	Through
	2008	2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,059)	$(330,222)	$(1,891,523)
Net loss from discontinued operations	-	(3,681)	(154,836)
Net loss from continuing operations	(27,059)	(326,541)	(1,736,687)
Adjustments to reconcile net loss to cash used in operating
activities:
Share based compensation	-	19,000	389,600
Amortization of debt discount	-	70,723	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(2,905)	(54,901)	220,958
NET CASH USED IN OPERATING ACTIVITIES	(29,964)	(291,719)	(966,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	(625,030)	(625,030)
Proceeds from issuance of common and preferred stock	2,000	600,000	837,003
Contributed capital	-	60,000	110,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	34,970	1,121,970

DISCONTINUED OPERATIONS
Discontinued operating activities	-	(314)	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	(314)	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,964)	(257,063)	1,008

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	28,972	281,067	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,008	$24,004	$1,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	-	479,811	479,811
Conversion of Series A Preferred stock	-	741	741

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008
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

The interim financial information as of December 31, 2008 and for the three and nine month periods ended December 31, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2008 and results of operations and cash flows for the three and nine months ended December 31, 2008 and 2007, as applicable, have been made. The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

In December 2008, we sold 55,000 shares of restricted common stock to our Chief Financial Officer, for $2,000. The issuance of these shares was exempt from registration pursuant to Sections 4(2) and 4(6) or the Securities Act of 1933, as amended (the “Act”). The stock certificate representing these shares was imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an exemption from registration under the Act.

As of December 31, 2008, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, we incurred recurring net losses of $27,059 and $330,222 for the nine month periods ended December 31, 2008 and 2007, respectively, and have an accumulated deficit of $1,891,523 and a working capital deficit of $10,309 as of December 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. As mentioned above we are pursuing a merger with an operating company or business and will not commence operations until that target is identified and a merger completed.

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

In December 2008, we sold 55,000 shares of restricted common stock to our Chief Financial Officer, for $2,000.

As of December 31, 2008, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 2007

We are a development stage corporation with limited operations and did not have any revenues during the three and nine month periods ended December 31, 2008 and 2007, respectively.

Total expenses from Continuing Operations for the three months ended December 31, 2008 and 2007 were $10,465 and $16,123, respectively. These expenses primarily constituted general and administrative expenses. Net interest income was $0 for the three months ended December 31, 2008 and was $158 for the three months ended December 31, 2007.

Losses from Continuing Operations for the nine months ended December 31, 2008 and 2007 were $27,082 and $232,445, respectively. These expenses primarily constituted general and administrative expenses. Net interest (income) expense was ($23) for the nine months ended December 31, 2008 and was $94,096 for the nine months ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2008, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At December 31, 2008, we had cash of $1,008 and a working capital deficit of $10,309.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIESAND USE OF PROCEEDS.

In December 2008, we sold 55,000 shares of restricted common stock to our Chief Financial Officer, for $2,000. The issuance of these shares was exempt from registration pursuant to Sections 4(2) and 4(6) or the Securities Act of 1933, as amended (the “Act”). The stock certificate representing these shares was imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an exemption from registration under the Act.

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

Newtown Lane Marketing, Incorporated

Dated: January 22, 2009	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: January 22, 2009	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)