Form 10-K
period 2009-03-31
NEWTOWN LANE MARKETING INC
filed 2009-06-26
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

Commission file number: 000-52776

NEWTOWN LANE MARKETING, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3547231

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

47 School Avenue
Chatham, New Jersey 07928
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (973) 635-4047

Securities registered pursuant to Section  12(b) of the Act: None

Securities registered pursuant to section  12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the NASDAQ “Over the Counter Bulletin Board” of $5.50 per share on September 30, 2008) was approximately $1,028,912.5.

As of June 26, 2009, 1,375,755 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

NEWTOWN LANE MARKETING, INCORPORATED

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Newtown Lane Marketing, Incorporated

(ii)

PART 1

ITEM 1.	BUSINESS.

THE COMPANY’S HISTORY

Newtown Lane Marketing, Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005. We are a development stage company that until December 31, 2007, held the exclusive license to exploit the Dreesen’s Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which the licensor, Dreesen’s, retained for itself. In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen’s Donut Brand at that time. Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.

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

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring nine hundred fifty thousand nine hundred forty four (950,944) shares (rounded-up) of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into five hundred ninety two thousand six hundred three (592,603) shares (rounded-up) of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring two hundred thirty seven thousand seven hundred thirty six (237,736) shares (rounded-up) of Common Stock (assuming the conversion by Moyo of its one hundred (100) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into one hundred forty eight thousand one hundred fifty one (148,151) shares (rounded-up) of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 (the “December Notes”), the Note holders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 27,420 shares (rounded-up) of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

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

As of March 31, 2009, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Our officers are only required to devote a very small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. Our officers may be entitled to receive compensation from a target company they identify or provide services in connection with a business combination. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Section 3(a) of the Investment Company Act excepts from the definition of an “investment company” an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a “transient” investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

ITEM 1A.	RISK FACTORS.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since the Effective Date, we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

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

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any “key man” life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives and success. We rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Kling, our president and sole director, and Mr. Warshaw, our chief financial officer, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority stockholder (“Rodman & Renshaw”), may act as investment banker, placement agent or financial consultant to us in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

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

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of our Common Stock. There are currently 98,624,245 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

R&R beneficially owns over 69% of the outstanding shares of our Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A “PENNY STOCK” WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on Nasdaq’s OTC Bulletin Board (“OTCBB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTCBB, which provides significantly less liquidity than a securities exchange such as the NYSE Amex, New York Stock Exchange, Nasdaq Global Market or Capital Market. There is uncertainty that we will ever be accepted for a listing on a national securities exchange.

Often there is currently a limited volume of trading in our Common Stock, and on many days there has been no trading activity at all. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis. On January 1, 2009, we began paying a quarterly fee of $500 to the LLC for the use and occupancy, and administrative services, related to our principal offices. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB market under the symbol “NTWN”. The following table sets forth, for the periods indicated and as reported on the OTCBB, the high and low bid prices for our Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Bid Price
	High	Low
2009
First Quarter	$0.25	$0.15
Second Quarter	$0.15	$0.00
Third Quarter	—	—
Fourth Quarter	—	—

2008
First Quarter	$0.30	$0.20
Second Quarter	$0.50	$0.20
Third Quarter	$0.20	$0.20
Fourth Quarter	$0.25	$0.20

(b) Holders. As of June 17, 2009, there were approximately 67 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board may consider.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2009, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2009 Compared to the Fiscal Year Ended March 31, 2008

We are a development stage corporation with limited operations and did not have any revenues during the fiscal years ended March 31, 2009 and 2008, respectively.

Total expenses from Continuing Operations for the fiscal years ended March 31, 2009 and 2008 were $75,731 and $372,701, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act. The decrease in expenses in 2009 is due to a general decrease in professional and administrative fees as well as interest expense.

Liquidity and Capital Resources

At March 31, 2009, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At March 31, 2009, we had cash of $28,396 and negative working capital of $4,371.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2009.

Off-Balance Sheet Arrangements

As of March 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 3, 2009, we dismissed Malone & Bailey, PC (“Malone”) from serving as our independent accountants and engaged Sherb & Co., LLP (“Sherb”) as our new independent accountants. The Board unanimously approved and authorized the change, directed the process of review of candidate firms to replace Malone and made the final decision to engage Sherb. There were no disagreements, adverse opinions or disclaimer of opinion by Malone at the time of the change or during the fiscal year ended March 31, 2009.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within Newtown have been detected.

          (b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

          (c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 26, 2009:

Name	Age	Title

Arnold P. Kling	51	President and director
Kirk M. Warshaw	51	Chief financial officer and secretary

Arnold P. Kling. Mr. Kling has served as our president and a director since August 2007. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), 24Holdings, Inc. (OTCBB:TWFH) and Mattmar Minerals, Inc. (OTCBB:MTTM).

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer and secretary, since August 2007. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently also the chief financial officer of Twin Lakes Delaware, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB:MTTM), and a director and the chief financial officer of 24Holdings Inc. (OTCBB:TWFH), and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

Compensation and Audit Committees

As we only have one Board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended March 31, 2009 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended March 31, 2009 and 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder’s fee or other compensation. In no event, however, will we pay a finder’s fee or commission to any of our officers and directors or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending Board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 26, 2009 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership

R&R Biotech Partners, LLC 1251 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	950,944	69.1%

Moyo Partners, LLC (2) c/o Arnold P. Kling 712 Fifth Avenue – 11th Floor New York, NY 10019	237,736	17.3%

Arnold P. Kling (3) 712 Fifth Avenue – 11th Floor New York, NY 10019	237,736	17.3%

Kirk M. Warshaw (4) 47 School Avenue Chatham, NJ 07928	55,000	4.0%

All Directors and Officers (2 persons) as a group	292,736	21.3%

(1)

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 26, 2009 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Arnold P. Kling, our president and sole director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)	Includes all the shares held by Moyo Partners, LLC.

(4)	Mr. Warshaw is our chief financial officer and secretary.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board consists solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended March 31, 2009, R&R Biotech Partners, LLC and Kirk M. Warshaw contributed capital to us in the amount of $42,500 and $2,000, respectively.

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009. Kirk Warshaw, our chief financial officer, is a managing member of the LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

For the year ended March 31, 2009, we were billed $7,500 by Sherb, our current independent accountants, for professional services rendered for the audit of our annual financial statements and $10,416 by Malone, for professional services rendered for the review of financial statements included in our quarterly reports on Form 10-Q. For the year ended March 31, 2008, we paid $20,835 to Malone, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

          (a) The following documents are filed as part of this Report:

          1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Sherb & Co.-2009 and Malone and Bailey 2008)

•	Balance Sheets at March 31, 2009 and 2008

•	Statements of Operations for the years ended March 31, 2009 and 2008 and for the period from September 26, 2005 (Inception) to March 31, 2009

•	Statements of Changes in Stockholders’ Equity (Deficit) for the period from September 26, 2005 (Date of Inception) to March 31, 2009

•	Statements of Cash Flows for the years ended March 31, 2009 and 2008 and for the period from September 26, 2005 (Date of Inception) to March 31, 2009

•	Notes to Financial Statements

          2. Financial Statement Schedules.

          Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

          3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008 (1)

3.2	Certificate Eliminating the Series A Preferred Stock (1)

3.4	By-Laws (2)

10.1	Occupancy Agreement between Newtown and Kirk M. Warshaw, LLC *

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Included herewith

(1)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.

(2)	Previously filed as an Exhibit in the company’s registration statement on Form SB-2 (Registration No. 333-135495), filed on June 30, 2006, and incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTOWN LANE MARKETING, INCORPORATED

Date: June 26, 2009

By: /s/Arnold P. Kling

Arnold P. Kling, President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 26, 2009
/s/Arnold P. Kling

Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: June 26, 2009

/s/Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Newtown Lane Marketing, Incorporated
(A Development Stage Company)
Chatham, New Jersey

We have audited the accompanying balance sheets of Newtown Lane Marketing, Incorporated (A Development Stage Company) as of March 31, 2009, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended March 31, 2009 and for the period from September 26, 2005 (inception) to March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period September 26, 2005 (inception) to March 31, 2008 reflect total revenues and a net loss of $0 and $1,864,464, respectively, of the cumulative totals. The statements of operations, changes in stockholders’ equity (deficit) and cash flows for the period from September 26, 2005 (inception) to March 31, 2008 were audited by other auditors, whose report dated June 18, 2008, has been furnished to us in our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtown Lane Marketing, Incorporated as of March 31, 2009 and the results of its operations and its cash flows for the year ended March 31, 2009 and for the period from September 26, 2005 (inception) to March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/SHERB & CO, LLP

Certified Public Accountants

New York, NY June 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Newtown Lane Marketing, Incorporated
(A Development Stage Company)
Chatham, New Jersey

We have audited the accompanying balance sheet of Newtown Lane Marketing, Incorporated (A Development Stage Enterprise) as of March 31, 2008, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended March 31, 2008 and for the period from September 26, 2005 (inception) to March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtown Lane Marketing, Incorporated as of March 31, 2008 and the results of its operations and its cash flows for the year ended March 31, 2008 and for the period from September 26, 2005 (inception) to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/S/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

June 18, 2008

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

	March 31,

	2009	2008

ASSETS

Cash	$28,396	$28,972

TOTAL ASSETS	$28,396	$28,972

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued expenses and Accounts payable	$32,767	$14,222

TOTAL CURRENT LIABILITIES	32,767	14,222

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Convertible Series A Preferred stock, $0.001 par value, 500 shares authorized, none issued and outstanding	—	—

Common stock, $.001 par value; 100,000,000 shares authorized, 1,375,755 and 1,320,755 shares issued and outstanding, respectively	1,376	1,321

Additional paid-in capital	1,934,088	1,877,893
Deficit accumulated during the development period	(1,939,835)	(1,864,464)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,371)	14,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$28,396	$28,972

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative During the Development Stage September 26, 2005 (Inception) Through March 31, 2009
	Year Ended March 31,
	2009	2008

Expenses
Selling, general and administrative	$75,371	$278,633	$1,496,953
Interest expense, net	—	94,068	288,046

Total expense	75,371	372,701	1,784,999

Loss from continuing operations	(75,371)	(372,701)	(1,784,999)

Loss from discontinued operations	—	(3,681)	(154,836)

Net loss	$(75,371)	$(376,382)	$(1,939,835)

Net loss per share – basic and diluted
Continuing operations	$(0.06)	$(0.60)

Discontinued operations	$—	$(0.01)

Net loss	$(0.06)	$(0.61)

Weighted average shares outstanding - basic and diluted	1,330,821	619,626

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through March 31, 2009

					Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Founders shares issued at inception	—	$—	67,000	$67	$74,933	$—	$75,000
Stock issued for services	—	—	7,000	7	8,743	—	8,750
Stock issued in connection with convertible notes	—	—	10,972	11	159,992	—	160,003
Net loss	—	—	—	—	—	(363,474)	(363,474)

Balances at March 31, 2006	—	—	84,972	85	243,668	(363,474)	(119,721)

Accrued consulting fees converted to stock	—	—	5,184	5	64,795	—	64,800
Stock issued for services to founders	—	—	12,000	12	149,988	—	150,000
Transfer of officer’s shares	—	—	—	—	78,750	—	78,750
Issuance of stock options	—	—	—	—	83,100	—	83,100
Stock issued in exchange for options	—	—	2,500	3	49,997	—	50,000
Net loss	—	—	—	—	—	(1,124,608)	(1,124,608)

Balances at March 31, 2007	—	—	104,656	105	670,298	(1,488,082)	(817,679)

Stock transferred for services	—	—	—	—	19,000	—	19,000
Stock issued to retire debt and accrued interest	—	—	27,420	27	479,784	—	479,811
Stock issued for cash proceeds	500	1	447,925	448	599,551	—	600,000
Series A preferred stock converted	(500)	(1)	740,754	741	(740)	—	—
Contributed Capital	—	—	—	—	110,000	—	110,000
Net loss	—	—	—	—	—	(376,382)	(376,382)

Balances at March 31, 2008	—	—	1,320,755	1,321	1,877,893	(1,864,464)	14,750
Stock issued for cash proceeds	—	—	55,000	55	1,945	—	2,000
Equity based compensation	—	—	—	—	11,750	—	11,750
Contributed Capital	—	—	—	—	42,500	—	42,500
Net loss	—	—	—	—	—	(75,371)	(75,371)

Balances at March 31, 2009	—	$—	1,375,755	$1,376	$1,934,088	$(1,939,835)	$(4,371)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative During the Development Stage September 26, 2005 (Inception) Through March 31, 2009
	Year Ended March 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,371)	$(376,382)	$(1,939,835)
Net loss from discontinued operations	—	(3,681)	(154,836)

Net loss from continuing operations	(75,371)	(372,701)	(1,784,999)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	11,750	19,000	401,350
Amortization of debt discount	—	70,723	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	18,545	(53,773)	242,408

NET CASH USED IN OPERATING ACTIVITIES	(45,076)	(336,751)	(981,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	—	—	799,997
Principal payments made on notes payable	—	(625,030)	(625,030)
Proceeds from issuance of common and preferred stock	2,000	600,000	837,003
Contributed capital	42,500	110,000	152,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,500	84,970	1,164,470

DISCONTINUED OPERATIONS
Discontinued operating activities	—	(314)	(125,796)
Discontinued investing activities	—	—	(29,040)

NET CASH USED IN DISCONTINUED OPERATIONS	—	(314)	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(576)	(252,095)	28,396

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,972	281,067	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,396	$28,972	$28,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$—	$—	$—
Income taxes	—	—	—
Non-cash Transactions
Equity based compensation	$11,750	$—	$11,750
Issuance of common stock for accounts payable	$—	$—	$64,800
Issuance of common stock for debt and accrued interest	$—	$479,811	$479,811
Conversion of Series A Preferred Stock	$—	$741	$741

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2009 and 2008

NOTE 1 - DESCRIPTION OF COMPANY

Newtown Lane Marketing Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005. We are a development stage company that until December 31, 2007, held the exclusive license to exploit the Dreesen’s Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which the licensor, Dreesen’s, retained for itself. In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen’s Donut Brand at that time. Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.

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

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring nine hundred fifty thousand nine hundred forty four (950,944) shares (rounded-up) of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into five hundred ninety two thousand six hundred three (592,603) shares (rounded-up) of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring two hundred thirty seven thousand seven hundred thirty six (237,736) shares (rounded-up) of Common Stock (assuming the conversion by Moyo of its one hundred (100) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into one hundred forty eight thousand one hundred fifty one (148,151) shares (rounded-up) of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 (the “December Notes”), the Note holders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 27,420 shares (rounded-up) of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

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

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2009 and 2008

NOTE 1 - DESCRIPTION OF COMPANY (continued):

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

(a) Use of Estimates:

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

(b) Statements of Cash Flows:

For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(c) Earnings (Loss) Per Share:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 “EARNINGS PER SHARE”. Diluted earnings (loss) per

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

share reflects the potential dilution that could occur if options or other contracts to issue shares of common stock were exercised or converted to common stock as long as the effect of their inclusion is not anti-dilutive. We currently have no options or contracts to issue shares of common stock outstanding.

(d) Income Taxes:

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

(e) Financial Instruments

The estimated fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

(f) Equity Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The last equity based compensation issued by the Company was more than two years ago and such shares were fully vested upon issuance, hence an expense was recorded at that time.

(g) New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on the financial position of the Company.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2009 and 2008

NOTE 3 - STOCKHOLDERS’ EQUITY

On May 9, 2007, an employee and two officers transferred 50,000 shares in aggregate (approximately 16,667 shares a piece) to a third party for services on our behalf. The fair value of the 50,000 shares transferred of $19,000 was recorded in the statement of operations as a selling, general and administrative expense.

The Company entered into and closed the Purchase Agreement with the Purchasers, pursuant to which we sold to them, in the aggregate, four hundred forty seven thousand nine hundred twenty five (447,925) shares of our Common Stock and five hundred (500) shares of Preferred Stock, each share convertible at the option of the holder into one thousand four hundred eighty two (1,482) shares (rounded-up) of Common Stock, for aggregate gross proceeds to us of $600,000. Preferred Stock is convertible only to the extent there are a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring nine hundred fifty thousand nine hundred forty four (950,944) shares (rounded-up) of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into five hundred ninety two thousand six hundred three (592,603) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring two hundred thirty seven thousand seven hundred thirty six (237,736) shares (rounded-up) of Common Stock (assuming the conversion by Moyo of its one hundred (100) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into one hundred forty eight thousand one hundred fifty one (148,151) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 and all accrued interest by issuing to the Note holders an aggregate of 27,420 shares (rounded-up) of Common Stock and paying them cash in the aggregate amount of $625,030.

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

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2009 and 2008

NOTE 3 - STOCKHOLDERS’ EQUITY (continued):

During the years ended March 31, 2009 and March 31, 2008, R&R contributed to us $42,500 and $110,000, respectively. The proceeds were recorded to additional paid-in capital as contributed capital.

In December 2008, the Company sold 55,000 shares of common stock to Kirk Warshaw, CFO, for $2,000. The Company determined such shares were issued below their fair value; hence $11,750 of compensation expense was recorded for the difference in value of the shares issued for cash versus fair value of such shares.

NOTE 4 – INCOME TAXES

	2009	2008

Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards & capital loss carry forward	$556,000	$534,000

Less valuation allowance	(556,000)	(534,000)

	$—	$—

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	March 31,

	2009	2008

Provision for expected federal statutory rate	(35)%	(35)%
Permanent differences – equity based compensation	5.5%	—
Loss for which no benefit is available or a valuation allowance has been recorded	29.5%	35%
	—%	—%

At March 31, 2009, the Company had approximately $1,560,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2026. In addition, there is a $25,000 capital loss carryover, which is fully reserved as well. This capital loss expires in 2026. The deferred tax asset and related valuation increased by approximately $22,000 during the period ended March 31, 2009. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2009 and 2008

NOTE 4 – COMMITMENTS AND CONTINGENCIES – RELATED PARTY

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009.