Form 10-Q
period 2009-06-30
NEWTOWN LANE MARKETING INC
filed 2009-08-12
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from _________ to __________

Commission file number: 000-52776

NEWTOWN LANE MARKETING, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3547231 (IRS Employer Identification No.)

15 Linden Drive
Madison, NJ 07940
(Address of principal executive offices)

973-635-4047
(Issuer's telephone number)

47 School Avenue
Chatham, NJ 07928
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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,375,755 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 12, 2009.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page
ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2009 (unaudited) and
March 31, 2009 (audited)	4

Statements of Expenses for the Three Months Ended
June 30, 2009 and 2008 and the Period from September 26, 2005
(Date of Inception) to June 30, 2009 (unaudited)	5

Statements of Changes in Stockholders’ Equity (Deficit) for the Period
from September 26, 2005 (Date of Inception) to June 30, 2009 (unaudited)	6

Statements of Cash Flows for the for the Three Months Ended
June 30, 2009 and 2008 and the Period from September 26, 2005
(Date of Inception) to June 30, 2009 (unaudited)	7

NOTES TO FINANCIAL STATEMENTS (unaudited)	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4T. CONTROLS AND PROCEDURES	13

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	14

SIGNATURES	15

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

ASSETS	June 30,	March 31,
	2009	2009
Current Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$7,439	$28,396
TOTAL CURRENT ASSETS	$7,439	$28,396

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,116	$32,767
TOTAL CURRENT LIABILITIES	19,116	32,767

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
1,375,755 issued and outstanding	1,376	1,376
Additional paid-in capital	1,934,088	1,934,088
Deficit accumulated during the development stage	(1,947,141)	(1,939,835)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(11,677)	(4,371)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,439	$28,396

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			September 26, 2005
	Three Months Ended		(Inception)
	June 30,		Through
	2009	2008	June 30, 2009
Expenses
Selling, general and administrative	$7,312	$9,213	$1,504,265
Interest expense (income), net	(6)	(18)	288,040
Total expense	7,306	9,195	1,792,305
Loss from continuing operations	(7,306)	(9,195)	(1,792,305)

Loss from discontinued operations	-	-	(154,836)

Net loss	$(7,306)	$(9,195)	$(1,947,141)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding - basic and diluted	1,375,755	1,320,755

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through June 30, 2009

						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock	Common Stock			Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	-	$-	67,000	$67	74,933	$-	$75,000
Stock issued for services	-	-	7,000	7	8,743	-	8,750
Stock issued in connection with convertible notes	-	-	10,972	11	159,992	-	160,003
Net loss	-	-	-	-	-	(363,474)	(363,474)
Balances at March 31, 2006 (Audited)	-	-	84,972	85	243,668	(363,474)	(119,721)
Accrued consulting fees converted to stock	-	-	5,184	5	64,795	-	64,800
Stock issued for services to founders	-	-	12,000	12	149,988	-	150,000
Transfer of officer's shares	-	-	-	-	78,750	-	78,750
Issuance of stock options	-	-	-	-	83,100	-	83,100
Stock issued in exchange for options	-	-	2,500	3	49,997	-	50,000
Net loss	-	-	-	-	-	(1,124,608)	(1,124,608)
Balances at March 31, 2007 (Audited)	-	-	104,656	105	670,298	(1,488,082)	(817,679)
Stock transferred for services	-	-	-	-	19,000	-	19,000
Stock issued to retire debt and accrued interest	-	-	27,420	27	479,784	-	479,811
Stock issued for cash proceeds	500	1	447,925	448	599,551	-	600,000
Series A preferred stock converted	(500)	(1)	740,754	741	(740	-	-
Contributed Capital	-	-	-	-	110,000	-	110,000
Net loss	-	-	-	-	-	(376,382)	(376,382)
Balances at March 31, 2008 (Audited)	-	-	1,320,755	1,321	1,877,893	(1,864,464)	14,750
Stock issued for cash proceeds	-	-	55,000	55	1,945	-	2,000
Equity based compensation	-	-	-	-	11,750	-	11,750
Contributed Capital	-	-	-	-	42,500	-	42,500
Net loss	-	-	-	-	-	(75,371)	(75,371)
Balances at March 31, 2009 (Audited)	-	-	1,375,755	1,376	1,934,088	(1,939,835)	(4,371)
Net loss	-	-	-	-	-	(7,306)	(7,306)
Balances at June 30, 2009 (Unaudited)	-	$-	1,375,755	$1,376	1,934,088	$(1,947,141)	$(11,677)

The accompanying notes are an integral part of these unaudited financial statements

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			September 26, 2005
	Three Months Ended		(Inception)
	June 30,	June 30,	Through
	2009	2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,306)	$(9,195)	$(1,947,141)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(7,306)	(9,195)	(1,792,305)
Adjustments to reconcile net loss to cash used in operating
activities:
Share based compensation	-	-	401,350
Amortization of debt discount	-	-	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(13,651)	723	228,757
NET CASH USED IN OPERATING ACTIVITIES	(20,957)	(8,472)	(1,002,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	-	(625,030)
Proceeds from issuance of common and preferred stock	-	-	837,003
Contributed capital	-	-	152,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	1,164,470

DISCONTINUED OPERATIONS
Discontinued operating activities	-	-	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,957)	(8,472)	7,439

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	28,396	28,972	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,439	$20,500	$7,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Equity based compensation	$-	$-	$11,750
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	$-	$-	$479,811
Conversion of Series A Preferred stock	$-	$-	$741

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

The interim financial information as of June 30, 2009 and for the three month periods ended June 30, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2009 and results of operations and cash flows for the three months ended June 30, 2009 and 2008, as applicable, have been made. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued)

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

As of June 30, 2009, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of June 30, 2009. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management has adopted this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements once adopted.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

In our Form 10-K filed with the SEC for the year ended March 31, 2009, we have identified critical accounting policies and estimates for our business.

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

As of June 30, 2009, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

We are a development stage corporation with limited operations and did not have any revenues during the three month periods ended June 30, 2009 and 2008, respectively.

Total expenses from Continuing Operations for the three months ended June 30, 2009 and 2008 were $7,306 and $9,195, respectively. These expenses primarily constituted general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2009, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At June 30, 2009, we had cash of $7,439 and a working capital deficit of $11,677.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: August 12, 2009	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: August 12, 2009	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)