Form 10-Q
period 2009-09-30
NEWTOWN LANE MARKETING INC
filed 2009-10-27
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2009

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 1,375,755 shares of the issuer’s common stock, par value $.001 per share, outstanding as of October 26, 2009.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page
ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2009 (unaudited) and March 31, 2009	3

Statements of Expenses for the Three Months and Six Months Ended September 30, 2009 and 2008 and the Period from September 26, 2005 (Date of Inception) to September 30, 2009 (unaudited)	4

Statements of Changes in Stockholders’ Equity (Deficit) for the Period from September 26, 2005 (Date of Inception) to September 30, 2009 (unaudited)	5

Statements of Cash Flows for the for the Six Months Ended September 30, 2009 and 2008 and the Period from September 26, 2005 (Date of Inception) to September 30, 2009 (unaudited)	6

NOTES TO FINANCIAL STATEMENTS (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4T. CONTROLS AND PROCEDURES	12

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	12

SIGNATURES	13

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

ASSETS	September 30, 2009	March 31, 2009

Current Assets	(unaudited)
Cash and cash equivalents	$2,461	$28,396

TOTAL CURRENT ASSETS	$2,461	$28,396

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,732	$32,767

TOTAL CURRENT LIABILITIES	12,732	32,767

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,375,755 issued and outstanding	1,376	1,376
Additional paid-in capital	1,943,088	1,934,088
Deficit accumulated during the development stage	(1,954,735)	(1,939,835)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,271)	(4,371)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,461	$28,396

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					September 26, 2005 (Inception) Through September 30, 2009
	Three Months Ended September 30,		Six Months Ended September 30,

	2009	2008	2009	2008

Expenses
Selling, general and administrative	$7,595	$7,404	$14,907	$16,617	$1,511,860
Interest income, net	(1)	(5)	(7)	(23)	288,039

Total expense	7,594	7,399	14,900	16,594	1,799,899

Loss from continuing operations	(7,594)	(7,399)	(14,900)	(16,594)	(1,799,899)

Loss from discontinued operations	-	-	-	-	(154,836)

Net loss	$(7,594)	$(7,399)	$(14,900)	$(16,594)	$(1,954,735)

Net loss per share - basic and dliuted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	1,375,755	1,320,755	1,375,755	1,320,755

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through September 30, 2009

					Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Founders shares issued at inception	-	$-	67,000	$67	$74,933	$-	$75,000
Stock issued for services	-	-	7,000	7	8,743	-	8,750
Stock issued in connection with convertible notes	-	-	10,972	11	159,992	-	160,003
Net loss	-	-	-	-	-	(363,474)	(363,474)

Balances at March 31, 2006 (Audited)	-	-	84,972	85	243,668	(363,474)	(119,721)
Accrued consulting fees converted to stock	-	-	5,184	5	64,795	-	64,800
Stock issued for services to founders	-	-	12,000	12	149,988	-	150,000
Transfer of officer’s shares	-	-	-	-	78,750	-	78,750
Issuance of stock options	-	-	-	-	83,100	-	83,100
Stock issued in exchange for options	-	-	2,500	3	49,997	-	50,000
Net loss	-	-	-	-	-	(1,124,608)	(1,124,608)

Balances at March 31, 2007 (Audited)	-	-	104,656	105	670,298	(1,488,082)	(817,679)
Stock transferred for services	-	-	-	-	19,000	-	19,000
Stock issued to retire debt and accrued interest	-	-	27,420	27	479,784	-	479,811
Stock issued for cash proceeds	500	1	447,925	448	599,551	-	600,000
Series A preferred stock converted	(500)	(1)	740,754	741	(740)	-	-
Contributed Capital	-	-	-	-	110,000	-	110,000
Net loss	-	-	-	-	-	(376,382)	(376,382)

Balances at March 31, 2008 (Audited)	-	-	1,320,755	1,321	1,877,893	(1,864,464)	14,750
Stock issued for cash proceeds	-	-	55,000	55	1,945	-	2,000
Equity based compensation	-	-	-	-	11,750	-	11,750
Contributed Capital	-	-	-	-	42,500	-	42,500
Net loss	-	-	-	-	-	(75,371)	(75,371)

Balances at March 31, 2009 (Audited)	-	-	1,375,755	1,376	1,934,088	(1,939,835)	(4,371)
Contributed Capital	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	(14,900)	(14,900)

Balances at September 30, 2009 (Unaudited)	-	$-	1,375,755	$1,376	$1,943,088	$(1,954,735)	$(10,271)

The accompanying notes are an integral part of these unaudited financial statements

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			September 26, 2005 (Inception) Through September 30, 2009
	Six Months Ended
	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,900)	$(16,594)	$(1,954,735)
Net loss from discontinued operations	-	-	(154,836)

Net loss from continuing operations	(14,900)	(16,594)	(1,799,899)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	-	-	401,350
Amortization of debt discount	-	-	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(20,035)	(6,525)	222,373

NET CASH USED IN OPERATING ACTIVITIES	(34,935)	(23,119)	(1,016,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	-	(625,030)
Proceeds from issuance of common and preferred stock	-	-	837,003
Contributed capital	9,000	-	161,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,000	-	1,173,470

DISCONTINUED OPERATIONS
Discontinued operating activities	-	-	(125,796)
Discontinued investing activities	-	-	(29,040)

NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,935)	(23,119)	2,461

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,396	28,972	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,461	$5,853	$2,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Equity based compensation	$-	$-	$11,750
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	$-	$-	$479,811
Conversion of Series A Preferred stock	$-	$-	$741

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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

The interim financial information as of September 30, 2009 and for the three month periods ended September 30, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2009 and results of operations and cash flows for the six months ended September 30, 2009 and 2008, as applicable, have been made. The results of operations for the six months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
September 30, 2009
(unaudited)

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

As of September 30, 2009, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the first six months of 2009, a stockholder contributed an additional $9,000 to the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.Actual results could differ from those estimates.

Fair Value of Financial Instruments – Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2009. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows – For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements once adopted.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement was January 1, 2009.

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

As of September 30, 2009, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2008

We are a development stage corporation with limited operations and did not have any revenues during the three and six month periods ended September 30, 2009 and 2008, respectively.

Total expenses from Continuing Operations for the three months ended September 30, 2009 and 2008 were $7,594 and $7,399, respectively. Total expenses from Continuing Operations for the three months ended September 30, 2009 and 2008 were $14,900 and $16,594, respectively. These expenses primarily constituted general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2009, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At September 30, 2009, we had cash of $2,461 and a working capital deficit of $10,271.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: October 26, 2009	/s/ Arnold P. Kling
---------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 26, 2009	/s/ Kirk M. Warshaw
---------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)