Form 10-Q
period 2009-12-31
NEWTOWN LANE MARKETING INC
filed 2010-02-11
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

Commission file number: 000-52776

NEWTOWN LANE MARKETING, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	20-3547231
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 1,375,755 shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 9, 2010.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of December 31, 2009 (unaudited) and March 31, 2009	3

	Statements of Expenses for the Three Months and Nine Months Ended December 31, 2009 and 2008 and the Period from September 26, 2005 (Date of Inception) to December 31, 2009 (unaudited)	4

	Statements of Changes in Stockholders’ Equity (Deficit) for the Period from September 26, 2005 (Date of Inception) to December 31, 2009 (unaudited)	5

	Statements of Cash Flows for the for the Nine Months Ended December 31, 2009 and 2008 and the Period from September 26, 2005 (Date of Inception) to December 31, 2009 (unaudited)	6

	NOTES TO FINANCIAL STATEMENTS (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4T.	CONTROLS AND PROCEDURES	12

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS	12

SIGNATURES		13

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	December 31, 2009	March 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$16,452	$28,396

TOTAL CURRENT ASSETS	$16,452	$28,396

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,529	$32,767

TOTAL CURRENT LIABILITIES	13,529	32,767

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,375,755 issued and outstanding	1,376	1,376
Additional paid-in capital	1,963,088	1,934,088
Deficit accumulated during the development stage	(1,961,541)	(1,939,835)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,923)	(4,371)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,452	$28,396

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					September 26, 2005 (Inception) Through December 31, 2009

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Expenses
Selling, general and administrative	$6,807	$10,465	$21,713	$27,082	$1,518,667
Interest income, net	(1)	—	(7)	(23)	288,038

Total expense	6,806	10,465	21,706	27,059	1,806,705

Loss from continuing operations	(6,806)	(10,465)	(21,706)	(27,059)	(1,806,705)

Loss from discontinued operations	—	—	—	—	(154,836)

Net loss	$(6,806)	$(10,465)	$(21,706)	$(27,059)	$(1,961,541)

Net loss per share - basic and dliuted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	1,375,755	1,329,722	1,375,755	1,323,755

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through December 31, 2009

						Deficit Accumulated During the Development Stage
							Total Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-in Capital

	Shares	Amount	Shares	Amount

Founders shares issued at inception	—	$—	67,000	$67	$74,933	$—	$75,000
Stock issued for services	—	—	7,000	7	8,743	—	8,750
Stock issued in connection with convertible notes	—	—	10,972	11	159,992	—	160,003
Net loss	—	—	—	—	—	(363,474)	(363,474)

Balances at March 31, 2006 (Audited)	—	—	84,972	85	243,668	(363,474)	(119,721)

Accrued consulting fees converted to stock	—	—	5,184	5	64,795	—	64,800
Stock issued for services to founders	—	—	12,000	12	149,988	—	150,000
Transfer of officer’s shares	—	—	—	—	78,750	—	78,750
Issuance of stock options	—	—	—	—	83,100	—	83,100
Stock issued in exchange for options	—	—	2,500	3	49,997	—	50,000
Net loss	—	—	—	—	—	(1,124,608)	(1,124,608)

Balances at March 31, 2007 (Audited)	—	—	104,656	105	670,298	(1,488,082)	(817,679)

Stock transferred for services	—	—	—	—	19,000	—	19,000
Stock issued to retire debt and accrued interest	—	—	27,420	27	479,784	—	479,811
Stock issued for cash proceeds	500	1	447,925	448	599,551	—	600,000
Series A preferred stock converted	(500)	(1)	740,754	741	(740)	—	—
Contributed Capital	—	—	—	—	110,000	—	110,000
Net loss	—	—	—	—	—	(376,382)	(376,382)

Balances at March 31, 2008 (Audited)	—	—	1,320,755	1,321	1,877,893	(1,864,464)	14,750
Stock issued for cash proceeds	—	—	55,000	55	1,945	—	2,000
Equity based compensation	—	—	—	—	11,750	—	11,750
Contributed Capital	—	—	—	—	42,500	—	42,500
Net loss	—	—	—	—	—	(75,371)	(75,371)

Balances at March 31, 2009 (Audited)	—	—	1,375,755	1,376	1,934,088	(1,939,835)	(4,371)
Contributed Capital	—	—	—	—	29,000	—	29,000
Net loss	—	—	—	—	—	(21,706)	(21,706)

Balances at December 31, 2009 (Unaudited)	—	$—	1,375,755	$1,376	$1,963,088	$(1,961,541)	$2,923

The accompanying notes are an integral part of these unaudited financial statements

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			September 26, 2005 (Inception) Through December 31, 2009
	Nine Months Ended
	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,706)	$(27,059)	$(1,961,541)
Net loss from discontinued operations	—	—	(154,836)

Net loss from continuing operations	(21,706)	(27,059)	(1,806,705)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	—	—	401,350
Amortization of debt discount	—	—	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(19,238)	(2,905)	223,170

NET CASH USED IN OPERATING ACTIVITIES	(40,944)	(29,964)	(1,022,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	—	—	799,997
Principal payments made on notes payable	—	—	(625,030)
Proceeds from issuance of common and preferred stock	—	2,000	837,003
Contributed capital	29,000	—	181,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,000	2,000	1,193,470

DISCONTINUED OPERATIONS
Discontinued operating activities	—	—	(125,796)
Discontinued investing activities	—	—	(29,040)

NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,944)	(27,964)	16,452

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,396	28,972	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,452	$1,008	$16,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$—	$—	$—
Income taxes	—	—	—
Non-cash Transactions

Equity based compensation	$—	$—	$11,750
Issuance of common stock for accounts payable	$—	$—	$64,800
Issuance of common stock for debt and accrued interest	$—	$—	$479,811
Conversion of Series A Preferred stock	$—	$—	$37,038

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
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

The interim financial information as of December 31, 2009 and for the three and nine month periods ended December 31, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2009 and results of operations and cash flows for the nine months ended December 31, 2009 and 2008, as applicable, have been made. The results of operations for the nine months ended December 31, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
December 31, 2009
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

As of December 31, 2009, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the first nine months of 2009, a stockholder contributed an additional $29,000 to the Company.

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

Commencing with the filing of our Form 10-Q for the quarter ended December 31, 2007, all of our donut-related business services activities have been accounted for as Discontinued Operations. As such, all of the prior activity has been shown in the financials as one line item that is labeled “Loss from Discontinued Operations.” Our activities since August 2007 are shown in the Income Statement under the section labeled “Loss from Continuing Operations.” These amounts are for expenses incurred since August 2007 and are of the nature we expect to incur in the future, whereas the Loss from Discontinued Operations are from activities we are no longer engaged in.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, we incurred recurring net losses of $21,706 and $27,059 for the nine month periods ended December 31, 2009 and 2008, respectively, and have an accumulated deficit of $1,961,541 and working capital of only $2,923 as of December 31, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. As mentioned above we are pursuing a merger with an operating company or business and will not commence operations until that target is identified and a merger completed.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(unaudited)

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

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 8, 2010, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

As of December 31, 2009, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2008

We are a development stage corporation with limited operations and did not have any revenues during the three and nine month periods ended December 31, 2009 and 2008, respectively.

Total expenses from Continuing Operations for the three months ended December 31, 2009 and 2008 were $6,807 and $10,465, respectively. Total expenses from Continuing Operations for the nine months ended December 31, 2009 and 2008 were $21,713 and $27,082, respectively. These expenses primarily constituted general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2009, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At December 31, 2009, we had cash of $16,452 and working capital of $2,923.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: February 9, 2010	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: February 9, 2010	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)