Form 10-K
period 2010-03-31
NEWTOWN LANE MARKETING INC
filed 2010-06-16
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

Commission file number:  000-52776

NEWTOWN LANE MARKETING, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3547231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

133 Summit Avenue
Suite 22
Summit, New Jersey 07601
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (973) 635-4047

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐                                  Accelerated filer ☐

Non-accelerated filer ☐                                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing price on the NASDAQ "Over the Counter Bulletin Board" of $0.25 per share on October 16, 2008, the last date of trading in the common stock) was approximately $33,019.

As of June 14, 2010, 1,375,755 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

NEWTOWN LANE MARKETING, INCORPORATED

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION
Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our  plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Newtown Lane Marketing, Incorporated

(ii)

PART 1

ITEM 1.	BUSINESS.

THE COMPANY’S HISTORY

Newtown Lane Marketing, Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005.  We are a development stage company that until December 31, 2007, held the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which the licensor, Dreesen's, retained for itself.  In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen's Donut Brand at that time.  Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.

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

As of March 31, 2010, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

THE COMPANY TODAY

Since the Effective Date, our main purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company in as much as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating company or business.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have no employees and no material assets.

We currently have no agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities.  We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the “Investment Act”) and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

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

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act, we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

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

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Arnold Kling.  Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives and success.  We rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.

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

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange.  Our Common Stock is not now quoted on a national exchange but is traded on Nasdaq’s OTC Bulletin Board (“OTCBB”).  Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

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

Our principal offices are located at 133 Summit Avenue, Suite 22, Summit, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer and secretary.  We occupy our principal offices on a month to month basis.  On January 1, 2009, we began paying a quarterly fee of $500 to the LLC for the use and occupancy, and administrative services, related to our principal offices.  We do not own or intend to invest in any real property.  We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	[REMOVED AND RESERVED.]

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB market under the symbol "NTWN".  The following table sets forth, for the periods indicated and as reported on the OTCBB, the high and low bid prices for our Common Stock.  Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Bid Price
	High	Low
2010
First Quarter	-	-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	-	-

2009
First Quarter	$0.25	$0.15
Second Quarter	$0.15	$0.00
Third Quarter	-	-
Fourth Quarter	-	-

(b) Holders. As of June 14, 2010, there were approximately 67 record holders of all of our issued and outstanding shares of Common Stock.

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2010, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2010 Compared to the Fiscal Year Ended March 31, 2009

We are a development stage corporation with limited operations and did not have any revenues during the fiscal years ended March 31, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the fiscal years ended March 31, 2010 and 2009 were $35,495 and $75,731, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.  The decrease in expenses in 2010 is due to a general decrease in professional and administrative fees.

Liquidity and Capital Resources

At March 31, 2010, we did not have any revenues from operations.  Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  At March 31, 2010, we had cash of $16,413 and negative working capital of $10,866.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements.  In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

       (a)   Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our president and chief financial officers, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the president and chief financial officers concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our president and chief financial officers, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within Newtown have been detected.

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of March 31, 2010, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.”

       (c)   Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 14, 2010:

Name	Age	Title

Arnold P. Kling	52	President and director
Kirk M. Warshaw	52	Chief financial officer and secretary

Arnold P. Kling. Mr. Kling has served as our president and a director since August 2007.   Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. During the past five years, Mr. Kling was a Director of Enthrust Financial Services, Inc., n/k/a Rodman & Renshaw Capital Group, Inc. (NASDAQ: RODM). Mr. Kling currently also serves as a Director and President of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS), 24Holdings, Inc. (OTCBB:TWFH) and Protalex, Inc. (OTCBB: PRTX). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2007, have given him the expertise needed to serve as our director.

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer and secretary, since August 2007.  Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of Controller, Chief Financial Officer, President, and Chief Executive Officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. During the past five years, Mr. Warshaw was a Director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (NYSE AMEX: JLI). Mr. Warshaw is currently also the Chief Financial Officer of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS) and Protalex, Inc. (OTCBB: PRTX), and a Director and the Chief Financial Officer of 24Holdings Inc. (OTCBB: TWFH).

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

Compensation and Audit Committees

As we only have one Board member and given our limited operations, we do not have separate or independent audit or compensation committees.  Our Board has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K.   In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us.  To our knowledge, during the fiscal year ended March 31, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director.  Neither receives any regular compensation for their services rendered on our behalf.  Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended March 31, 2010 and 2009.  No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to any of our officers and directors or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending Board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 14, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
R&R Biotech Partners, LLC 1251 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	950,944	69.1%

Moyo Partners, LLC (2) c/o Arnold P. Kling 712 Fifth Avenue – 11th Floor New York, NY 10019	237,736	17.3%

Arnold P. Kling (3) 712 Fifth Avenue – 11th Floor New York, NY 10019	237,736	17.3%

Kirk M. Warshaw (4) 133 Summit Ave, Suite 22 Summit, NJ 07901	55,000	4.0%

All Directors and Officers (2 persons) as a group	292,736	21.3%

(1)
Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 14, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Our Board consists solely of Arnold Kling.  He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal years ended March 31, 2010 and 2009, R&R Biotech Partners, LLC (“R&R”) contributed capital to us in the amount of $29,000 and $42,500, respectively.  On April 22, 2010, R&R contributed an additional $11,000 of capital to us.

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

AUDIT FEES:

For the year ended March 31, 2010 we were billed $11,500 by Sherb, our current independent accountants, for professional services rendered for the audit of our annual financial statements and for professional services rendered for the review of financial statements included in our quarterly reports on Form 10-Q.  For the year ended March 31, 2009, we paid $7,500 to Sherb, our current independent accountants, for professional services rendered for the audit of our annual financial statements and $10,416 to Malone, our former independent accountants, for professional services rendered for the review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements.  The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at March 31, 2010 and 2009
•	Statements of Operations for the years ended March 31, 2010 and 2009 and for the period from September 26, 2005 (Inception) to March 31, 2010
•	Statements of Changes in Stockholders’ Equity (Deficit) for the period from September 26, 2005 (Date of Inception) to March 31, 2010
•	Statements of Cash Flows for the years ended March 31, 2010 and 2009 and for the period from September 26, 2005 (Date of Inception) to March 31, 2010
•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008 (1)
3.2	Certificate Eliminating the Series A Preferred Stock (1)
3.4	By-Laws (2)
10.1	Occupancy Agreement between Newtown and Kirk M. Warshaw, LLC (3)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

(1)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the company’s registration statement on Form SB-2 (Registration No. 333-135495), filed on June 30, 2006, and incorporated herein by reference.
(3)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTOWN LANE MARKETING, INCORPORATED

Date: June 15, 2010

By: /s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 15, 2010

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: June 15, 2010

/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

NEWTOWN LANE MARKETING, INCORPORATED
 (A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Newtown Lance Marketing, Incorporated
(A Development Stage Company)
Chatham, New Jersey

We have audited the accompanying balance sheets of Newtown Lane Marketing, Incorporated (A Development Stage Company) as of March 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended March 31, 2010 and 2009 and for the period from September 26, 2005 (inception) to March 31, 2010.  We did not audit the period September 26, 2005(inception) to March 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtown Lane Marketing, Incorporated as of March 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/SHERB & CO, LLP

Certified Public Accountants

New York, NY
June 14, 2010

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

	March 31,
	2010	2009
ASSETS

Cash	$16,413	$28,396

TOTAL ASSETS	$16,413	$28,396

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$27,279	$32,767

TOTAL CURRENT LIABILITIES	27,279	32,767

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-

Common stock, $.001 par value; 100,000,000 shares
authorized, 1,375,755 and 1,375,755 shares issued
and outstanding, respectively	1,376	1,376

Additional paid-in capital	1,963,088	1,934,088
Deficit accumulated during the development period	(1,975,330)	(1,939,835)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,866)	(4,371)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,413	$28,396

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative During the Development Stage September 26, 2005
	Year Ended		(Inception)
	March 31,		Through
	2010	2009	March 31, 2010
			(Unaudited)
Expenses
Selling, general and administrative	$35,495	$75,371	$1,532,448
Interest expense, net	-	-	288,046
Total expense	35,495	75,371	1,820,494
Loss from continuing operations	(35,495)	(75,371)	(1,820,494)

Loss from discontinued operations	-	-	(154,836)

Net loss	$(35,495)	$(75,371)	$(1,975,330)

Net loss per share – basic and diluted	$(0.03)	$(0.06)

Weighted average shares outstanding - basic and diluted	1,375,755	1,330,821

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through March 31, 2010

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	-	$-	67,000	$67	$74,933	$-	$75,000
Stock issued for services	-	-	7,000	7	8,743	-	8,750
Stock issued in connection with convertible notes	-	-	10,972	11	159,992	-	160,003
Net loss	-	-	-	-	-	(363,474)	(363,474)
Balances at March 31, 2006 (Unaudited)	-	-	84,972	85	243,668	(363,474)	(119,721)

Accrued consulting fees converted to stock	-	-	5,184	5	64,795	-	64,800
Stock issued for services to founders	-	-	12,000	12	149,988	-	150,000
Transfer of officer's shares	-	-	-	-	78,750	-	78,750
Issuance of stock options	-	-	-	-	83,100	-	83,100
Stock issued in exchange for options	-	-	2,500	3	49,997	-	50,000
Net loss	-	-	-	-	-	(1,124,608)	(1,124,608)
Balances at March 31, 2007 (Unaudited)	-	-	104,656	105	670,298	(1,488,082)	(817,679)

Stock transferred for services	-	-	-	-	19,000	-	19,000
Stock issued to retire debt and accrued interest	-	-	27,420	27	479,784	-	479,811
Stock issued for cash proceeds	500	1	447,925	448	599,551	-	599,999
Series A preferred stock converted	(500)	(1)	740,754	741	(740)	-	-
Contributed Capital	-	-	-	-	110,000	-	110,000
Net loss	-	-	-	-	-	(376,382)	(376,382)
Balances at March 31, 2008 (Unaudited)	-	-	1,320,755	1,321	1,877,893	(1,864,464)	14,750
Stock issued for cash proceeds	-	-	55,000	55	1,945	-	2,000
Equity based compensation	-	-	-	-	11,750	-	11,750
Contributed Capital	-	-	-	-	42,500	-	42,500
Net loss	-	-	-	-	-	(75,371)	(75,371)
Balances at March 31, 2009	-	-	1,375,755	1,376	1,934,088	(1,939,835)	(4,371)
Contributed Capital	-	-	-	-	29,000	-	29,000
Net loss	-	-	-	-	-	(35,495)	(35,495)
Balances at March 31, 2010	-	$-	1,375,755	$1,376	$1,963,088	$(1,975,330)	$(10,866)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative During the Development Stage September 26, 2005
			(Inception)
	Year Ended March 31,		Through
	2010	2009	March 31, 2010
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,495)	$(75,371)	$(1,975,330)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(35,495)	(75,371)	(1,820,494)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	-	11,750	401,350
Amortization of debt discount	-	-	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(5,488)	18,545	236,920
NET CASH USED IN OPERATING ACTIVITIES	(40,983)	(45,076)	(1,022,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	-	(625,030)
Proceeds from issuance of common and preferred stock	-	2,000	837,003
Contributed capital	29,000	42,500	181,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,000	44,500	1,193,470

DISCONTINUED OPERATIONS
Discontinued operating activities	-	-	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,983)	(576)	16,413

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28,396	28,972	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,413	$28,396	$16,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Equity based compensation	$-	$11,750	$11,750
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	$-	$-	$479,811
Conversion of Series A Preferred Stock	$-	$-	$741

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2010 and 2009

NOTE 1 - DESCRIPTION OF COMPANY

Newtown Lane Marketing Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005.  We are a development stage company that until December 31, 2007, held the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which the licensor, Dreesen's, retained for itself.  In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen's Donut Brand at that time.  Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.

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
Years ended March 31, 2010 and 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

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

(c) Earnings (Loss) Per Share:
Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the Financial Accounting Standards Board’s (FASB) guidance for “EARNINGS PER SHARE”. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contracts to issue shares of common stock were exercised or converted to common stock as long as the effect of their inclusion is not anti-dilutive. We currently have no options or contracts to issue shares of common stock outstanding.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

(f) Equity Based Compensation
The accounting guidance for “Share Based Payments” requires the recognition of the fair value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The equity based compensation issued by the Company was for the year ended March 31, 2009 was valued at $11,750 and such shares were fully vested upon issuance, hence an expense was recorded at that time.  There was no equity based compensation for the year ended March 31, 2010.

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
Years ended March 31, 2010 and 2009

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring nine hundred fifty thousand nine hundred forty four (950,944) shares (rounded-up) of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into five hundred ninety two thousand eight hundred (592,800) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring two hundred thirty seven thousand seven hundred thirty six (237,736) shares (rounded-up) of Common Stock (assuming the conversion by Moyo of its one hundred (100) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into one hundred forty eight thousand one hundred fifty one (148,151) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 and all accrued interest by issuing to the Note holders an aggregate of 27,420 shares (rounded-up) of Common Stock and paying them cash in the aggregate amount of $625,030.

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

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2010 and 2009

NOTE 3 - STOCKHOLDERS’ EQUITY (continued):

In December 2008, the Company sold 55,000 shares of common stock to Kirk Warshaw, CFO, for $2,000. The Company determined such shares were issued below their fair value; hence $11,750 of compensation expense was recorded for the difference in value of the shares issued for cash versus fair value of such shares.

During the years ended March 31, 2010 and March 31, 2009, R&R contributed to us $29,000 and $42,500, respectively. The proceeds were recorded to additional paid-in capital as contributed capital.

NOTE 4 – INCOME TAXES

	March 31,
	2010	2009
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards & capital loss carry forward	$569,000	$556,000

Less valuation allowance	(569,000)	(556,000)
	$-	$-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	March 31,
	2010	2009

Provision for expected federal statutory rate	(35)%	(35)%
Permanent differences – equity based compensation	-	5.5%
Loss for which no benefit is available or a valuation allowance has been recorded	35%	29.5%
	—%	—%

At March 31, 2010, the Company had approximately $1,598,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2030. In addition, there is a $25,000 capital loss carryover, which is fully reserved as well. This capital loss expires in 2026. The deferred tax asset and related valuation increased by approximately $13,000 during the period ended March 31, 2010.  The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company.  The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2010 and 2009

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices.  The agreement provides for quarterly payments from us to the LLC of $500.   The effective date of the agreement is January 1, 2009.

NOTE 5 – SUBSEQUENT EVENT

We have evaluated subsequent events for disclosure purposes through June 14, 2010.  On April 22, 2010, R&R contributed $11,000 to us.  The proceeds were recorded to additional paid-in capital as contributed capital.