Form 10-Q
period 2010-06-30
NEWTOWN LANE MARKETING INC
filed 2010-08-06
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

Commission file number: 000-52776

NEWTOWN LANE MARKETING, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	20-3547231
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

133 Summit Avenue, Suite 22
Madison, NJ 07901
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
Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,375,755 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 6, 2010.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2010 (unaudited) and
March 31, 2010	3

Statements of Operations for the Three Months Ended
June 30, 2010 and 2009 and the Period from September 26, 2005
(Date of Inception) to June 30, 2010 (unaudited)	4

Statements of Changes in Stockholders’ Equity (Deficit) for the Period
from September 26, 2005 (Date of Inception) to June 30, 2010 (unaudited)	5

Statements of Cash Flows for the for the Three Months Ended
June 30, 2010 and 2009 and the Period from September 26, 2005
(Date of Inception) to June 30, 2010 (unaudited)	6

NOTES TO FINANCIAL STATEMENTS (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4. CONTROLS AND PROCEDURES	13

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	14

SIGNATURES	15

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,423	$16,413
TOTAL CURRENT ASSETS	$17,423	$16,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,093	$27,279
TOTAL CURRENT LIABILITIES	23,093	27,279

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,375,755 issued and outstanding, respectively	1,376	1,376
Additional paid-in capital	1,974,088	1,963,088
Deficit accumulated during the development stage	(1,981,134)	(1,975,330)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(5,670)	(10,866)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,423	$16,413

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative During the Development Stage September 26, 2005
	Three Months Ended		(Inception)
	June 30,		Through
	2010	2009	June 30, 2010
Expenses
Selling, general and administrative	$5,804	$7,306	$1,538,252
Interest expense, net	-	-	288,046
Total expense	5,804	7,306	1,826,298
Loss from continuing operations	(5,804)	(7,306)	(1,826,298)

Loss from discontinued operations	-	-	(154,836)

Net loss	$(5,804)	$(7,306)	$(1,981,134)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	1,375,755	1,375,755

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through June 30, 2010
						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	-	$-	67,000	$67	$74,933	$-	$75,000
Stock issued for services	-	-	7,000	7	8,743	-	8,750
Stock issued in connection with convertible notes	-	-	10,972	11	159,992	-	160,003
Net loss	-	-	-	-	-	(363,474)	(363,474)
Balances at March 31, 2006 (Unaudited)	-	-	84,972	85	243,668	(363,474)	(119,721)

Accrued consulting fees converted to stock	-	-	5,184	5	64,795	-	64,800
Stock issued for services to founders	-	-	12,000	12	149,988	-	150,000
Transfer of officer's shares	-	-	-	-	78,750	-	78,750
Issuance of stock options	-	-	-	-	83,100	-	83,100
Stock issued in exchange for options	-	-	2,500	3	49,997	-	50,000
Net loss	-	-	-	-	-	(1,124,608)	(1,124,608)
Balances at March 31, 2007 (Unaudited)	-	-	104,656	105	670,298	(1,488,082)	(817,679)

Stock transferred for services	-	-	-	-	19,000	-	19,000
Stock issued to retire debt and accrued interest	-	-	27,420	27	479,784	-	479,811
Stock issued for cash proceeds	500	1	447,925	448	599,551	-	599,999
Series A preferred stock converted	(500)	(1)	740,754	741	(740)	-	-
Contributed Capital	-	-	-	-	110,000	-	110,000
Net loss	-	-	-	-	-	(376,382)	(376,382)
Balances at March 31, 2008 (Unaudited)	-	-	1,320,755	1,321	1,877,893	(1,864,464)	14,750
Stock issued for cash proceeds	-	-	55,000	55	1,945	-	2,000
Equity based compensation	-	-	-	-	11,750	-	11,750
Contributed Capital	-	-	-	-	42,500	-	42,500
Net loss	-	-	-	-	-	(75,371)	(75,371)
Balances at March 31, 2009	-	-	1,375,755	1,376	1,934,088	(1,939,835)	(4,371)
Contributed Capital	-	-	-	-	29,000	-	29,000
Net loss	-	-	-	-	-	(35,495)	(35,495)
Balances at March 31, 2010	-	-	1,375,755	1,376	1,963,088	(1,975,330)	(10,866)
Contributed Capital	-	-	-	-	11,000	-	11,000
Net loss	-	-	-	-	-	(5,804)	(5,804)
Balances at June 30, 2010 (Unaudited)	-	$-	1,375,755	$1,376	$1,974,088	$(1,981,134)	$(5,670)

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
			Cumulative During the Development Stage September 26, 2005
	Three Months Ended June 30,		(Inception)
			Through
	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,804)	$(7,306)	$(1,981,134)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(5,804)	(7,306)	(1,826,298)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	-	-	401,350
Amortization of debt discount	-	-	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(4,186)	(13,651)	232,734
NET CASH USED IN OPERATING ACTIVITIES	(9,990)	(20,957)	(1,032,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	-	(625,030)
Proceeds from issuance of common and preferred stock	-	-	837,003
Contributed capital	11,000	-	192,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,000	-	1,204,470

DISCONTINUED OPERATIONS
Discontinued operating activities	-	-	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,010	(20,957)	17,423

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,413	28,396	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,423	$7,439	$17,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Equity based compensation	$-	$-	$11,750
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	$-	$-	$479,811
Conversion of Series A Preferred Stock	$-	$-	$741

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
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

The interim financial information as of June 30, 2010 and for the three month periods ended June 30, 2010 and 2009 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2010 and results of operations and cash flows for the three months ended June 30, 2010 and 2009, as applicable, have been made. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
June 30, 2010
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

As of June 30, 2010, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the first three months of 2010, a stockholder contributed an additional $11,000 to the Company.  During the year ended March 31, 2010, a stockholder contributed an additional $29,000 to the Company.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements once adopted.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

NOTE 3 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices.  The agreement provides for quarterly payments from us to the LLC of $500.   The effective date of the agreement was January 1, 2009.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 6, 2010, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

In our Form 10-K filed with the SEC for the year ended March 31, 2010, we have identified critical accounting policies and estimates for our business.

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

As of June 30, 2010, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2009

We are a development stage corporation with limited operations and did not have any revenues during the three month periods ended June 30, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the three months ended June 30, 2010 and 2009 were $5,804 and $7,306, respectively.  These expenses primarily constituted general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2010, we did not have any revenues from operations.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  At June 30, 2010, we had cash of $17,423 and negative working capital of $5,670.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements.  In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Critical Accounting Policies

Our unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the amounts reported in such financial statements and related notes.  Actual results can and will differ from estimates. These differences could be material to the financial statements.  We believe our application of accounting policies and the estimates required therein are reasonable.  Outlined below are those policies considered particularly significant.

Use of Estimates

In preparing financial statements in accordance with GAAP, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

Statements of Cash Flows

For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the Financial Accounting Standards Board’s (FASB) guidance for "EARNINGS PER SHARE".  Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contracts to issue shares of common stock were exercised or converted to common stock as long as the effect of their inclusion is not anti-dilutive.  We currently have no options or contracts to issue shares of common stock outstanding.

Income Taxes

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

Equity Based Compensation

The accounting guidance for “Share Based Payments” requires the recognition of the fair value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating our forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If our actual forfeiture rate is materially different from its estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The last equity based compensation issued by us was more than two years ago and such shares were fully vested upon issuance, hence an expense was recorded at that time.

New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable.  As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on our financial position.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

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

Newtown Lane Marketing, Incorporated

Dated: August 6, 2010	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: August 6, 2010	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)