Form 10-Q
period 2010-09-30
NEWTOWN LANE MARKETING INC
filed 2010-10-29
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2010

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
Summit, NJ 07901
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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,375,755 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of October 28, 2010.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010	3

Statements of Operations for the Three and Six Months Ended September 30, 2010 and 2009 and the Period from September 26, 2005 (Date of Inception) to September 30, 2010 (unaudited)	4

Statements of Changes in Stockholders’ Equity (Deficit) for the Period from September 26, 2005 (Date of Inception) to September 30, 2010 (unaudited)	5

Statements of Cash Flows for the for the Six Months Ended September 30, 2010 and 2009 and the Period from September 26, 2005 (Date of Inception) to September 30, 2010 (unaudited)	6

NOTES TO FINANCIAL STATEMENTS (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4. CONTROLS AND PROCEDURES	13

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	14

SIGNATURES	15

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,922	$16,413
TOTAL CURRENT ASSETS	$1,922	$16,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,883	$27,279
TOTAL CURRENT LIABILITIES	13,883	27,279

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,375,755 issued and outstanding, respectively	1,376	1,376
Additional paid-in capital	1,974,088	1,963,088
Deficit accumulated during the development stage	(1,987,425)	(1,975,330)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(11,961)	(10,866)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,922	$16,413

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Cumulative During the Development Stage September 26, 2005 (Inception)
	2010	2009	2010	2009	September 30, 2010
Expenses
Selling, general and administrative	$6,292	$7,595	$12,099	$14,907	$1,544,547
Interest income, net	(1)	(1)	(4)	(7)	288,042
Total expense	6,291	7,594	12,095	14,900	1,832,589
Loss from continuing operations	(6,291)	(7,594)	(12,095)	(14,900)	(1,832,589)

Loss from discontinued operations	-	-	-	-	(154,836)

Net loss	$(6,291)	$(7,594)	$(12,095)	$(14,900)	$(1,987,425)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	1,375,755	1,320,755	1,375,755	1,320,755

The accompanying notes are an integral part of these unaudited financial statements

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through September 30, 2010

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	-	$-	67,000	$67	$74,933	$-	$75,000
Stock issued for services	-	-	7,000	7	8,743	-	8,750
Stock issued in connection with convertible notes	-	-	10,972	11	159,992	-	160,003
Net loss	-	-	-	-	-	(363,474)	(363,474)
Balances at March 31, 2006 (Unaudited)	-	-	84,972	85	243,668	(363,474)	(119,721)
Accrued consulting fees converted to stock	-	-	5,184	5	64,795	-	64,800
Stock issued for services to founders	-	-	12,000	12	149,988	-	150,000
Transfer of officer's shares	-	-	-	-	78,750	-	78,750
Issuance of stock options	-	-	-	-	83,100	-	83,100
Stock issued in exchange for options	-	-	2,500	3	49,997	-	50,000
Net loss	-	-	-	-	-	(1,124,608)	(1,124,608)
Balances at March 31, 2007 (Unaudited)	-	-	104,656	105	670,298	(1,488,082)	(817,679)
Stock transferred for services	-	-	-	-	19,000	-	19,000
Stock issued to retire debt and accrued interest	-	-	27,420	27	479,784	-	479,811
Stock issued for cash proceeds	500	1	447,925	448	599,551	-	599,999
Series A preferred stock converted	(500)	(1)	740,754	741	(740)	-	-
Contributed Capital	-	-	-	-	110,000	-	110,000
Net loss	-	-	-	-	-	(376,382)	(376,382)
Balances at March 31, 2008 (Unaudited)	-	-	1,320,755	1,321	1,877,893	(1,864,464)	14,750
Stock issued for cash proceeds	-	-	55,000	55	1,945	-	2,000
Equity based compensation	-	-	-	-	11,750	-	11,750
Contributed Capital	-	-	-	-	42,500	-	42,500
Net loss	-	-	-	-	-	(75,371)	(75,371)
Balances at March 31, 2009	-	-	1,375,755	1,376	1,934,088	(1,939,835)	(4,371)
Contributed Capital	-	-	-	-	29,000	-	29,000
Net loss	-	-	-	-	-	(35,495)	(35,495)
Balances at March 31, 2010	-	-	1,375,755	1,376	1,963,088	(1,975,330)	(10,866)
Contributed Capital	-	-	-	-	11,000	-	11,000
Net loss	-	-	-	-	-	(12,095)	(12,095)
Balances at September 30, 2010 (Unaudited)	-	$-	1,375,755	$1,376	$1,974,088	$(1,987,425)	$(11,961)
The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
			Cumulative During the Development Stage September 26, 2005
	Six Months Ended September 30,		(Inception)
			Through
	2010	2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,095)	$(14,900)	$(1,987,425)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(12,095)	(14,900)	(1,832,589)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	-	-	401,350
Amortization of debt discount	-	-	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(13,396)	(20,035)	223,524
NET CASH USED IN OPERATING ACTIVITIES	(25,491)	(34,935)	(1,047,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	-	(625,030)
Proceeds from issuance of common and preferred stock	-	-	837,003
Contributed capital	11,000	9,000	192,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,000	9,000	1,204,470

DISCONTINUED OPERATIONS
Discontinued operating activities	-	-	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,491)	(25,935)	1,922

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,413	28,396	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,922	$2,461	$1,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Equity based compensation	$-	$-	$11,750
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	$-	$-	$479,811
Conversion of Series A Preferred Stock	$-	$-	$741
The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY

Newtown Lane Marketing Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005.  We are a development stage company that held the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which Dreesen retained for itself.  The license from Dreesen expired on December 31, 2007.  In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen's Donut Brand at that time.  Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.

The interim financial information as of September 30, 2010 and for the three and six month periods ended September 30, 2010 and 2009 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2010 and results of operations and cash flows for the three and six months ended September 30, 2010 and 2009, as applicable, have been made. The results of operations for the six months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

EQUITY TRANSACTIONS

On August 8, 2007 (the “Effective Date”), we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company  (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, approximately, four hundred forty seven thousand nine hundred twenty five (447,925) shares (rounded-up) of our common stock, par value $0.001 per share (“Common Stock”) and five hundred (500) shares of our Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), each share convertible at the option of the holder into, approximately, one thousand four hundred eighty two (1,482) shares (rounded-up) of Common Stock, for aggregate gross proceeds to us of $600,000.  The shares of Series A Preferred Stock were convertible only to the extent there were a sufficient number of shares of Common Stock available for issuance upon any such conversion.

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
September 30, 2010
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

On August 15, 2008 (the “Series A Preferred Elimination Date”), all 500 shares of the Series A Preferred Stock were returned to the status of authorized and unissued shares of undesignated preferred stock, par value $0.001 per shares.  None of the Series A Preferred Stock were outstanding as of the Series A Preferred Elimination Date.

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

As of September 30, 2010, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the first six months of 2010, a stockholder contributed an additional $11,000 to the Company.  During the year ended March 31, 2010, a stockholder contributed an additional $29,000 to the Company.

THE COMPANY TODAY

Since the Effective Date, our main purpose has been to serve as a vehicle to acquire an operating business.  We are currently considered a “shell” company in as much as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have no employees and no material assets.

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

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

Fair Value of Financial Instruments - Pursuant to the FASB guidance, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Plan of Operation

We are a development stage corporation with limited operations and have very limited revenues from our business operations since our incorporation in September 2005.  Until December 31, 2007, we held the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which Dreesen retained for itself.  The license from Dreesen expired on December 31, 2007.

On August 8, 2007 (the “Effective Date”), we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company  (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, approximately, four hundred forty seven thousand nine hundred twenty five (447,925) shares (rounded-up) of our common stock, par value $0.001 per share (“Common Stock”) and five hundred (500) shares of our Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), each share convertible at the option of the holder into, approximately, one thousand four hundred eighty two (1,482) shares (rounded-up) of Common Stock, for aggregate gross proceeds to us of $600,000.  The shares of Series A Preferred Stock were convertible only to the extent there were a sufficient number of shares of Common Stock available for issuance upon any such conversion.

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

On August 15, 2008 (the “Series A Preferred Elimination Date”), all 500 shares of the Series A Preferred Stock were returned to the status of authorized and unissued shares of undesignated preferred stock, par value $0.001 per shares.  None of the Series A Preferred Stock were outstanding as of the Series A Preferred Elimination Date.

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

As of September 30, 2010, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009

We are a development stage corporation with limited operations and did not have any revenues during the three month periods ended September 30, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the three months ended September 30, 2010 and 2009 were $6,291 and $7,594, respectively.  These expenses primarily constituted general and administrative expenses.

SIX MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2009

We are a development stage corporation with limited operations and did not have any revenues during the six month periods ended September 30, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the six months ended September 30, 2010 and 2009 were $12,095 and $14,900, respectively.  These expenses primarily constituted general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2010, we did not have any revenues from operations.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  At September 30, 2010, we had cash of $1,922 and negative working capital of $11,961.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2010.

Off-Balance Sheet Arrangements

As of September 30, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: October 29, 2010	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 29, 2010	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)