Form 10-Q
period 2010-12-31
NEWTOWN LANE MARKETING INC
filed 2011-02-07
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2010

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,375,755 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 7, 2011.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3

Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010	3

Statements of Operations for the Three and Nine Months Ended
December 31, 2010 and 2009 and the Period from September 26, 2005
(Date of Inception) to December 31, 2010 (unaudited)	4

Statements of Changes in Stockholders’ Equity (Deficit) for the Period
from September 26, 2005 (Date of Inception) to December 31, 2010 (unaudited)	5

Statements of Cash Flows for the for the Nine Months Ended
December 31, 2010 and 2009 and the Period from September 26, 2005
(Date of Inception) to December 31, 2010 (unaudited)	6

NOTES TO FINANCIAL STATEMENTS (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4. CONTROLS AND PROCEDURES	13

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	14

SIGNATURES	15

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,032	$16,413
TOTAL CURRENT ASSETS	$7,032	$16,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,801	$27,279
TOTAL CURRENT LIABILITIES	15,801	27,279

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
1,375,755 issued and outstanding, respectively	1,376	1,376
Additional paid-in capital	1,982,588	1,963,088
Deficit accumulated during the development stage	(1,992,733)	(1,975,330)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(8,769)	(10,866)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,032	$16,413

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		Cumulative During the Development Stage September 26, 2005 (Inception)
	2010	2009	2010	2009	December 31, 2010
Expenses
Selling, general and administrative	$5,308	$6,807	$17,407	$21,713	$1,549,855
Interest income, net	-	(1)	(4)	(7)	288,042
Total expense	5,308	6,806	17,403	21,706	1,837,897
Loss from continuing operations	(5,308)	(6,806)	(17,403)	(21,706)	(1,837,897)

Loss from discontinued operations	-	-	-	-	(154,836)

Net loss	$(5,308)	$(6,806)	$(17,403)	$(21,706)	$(1,992,733)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	1,375,755	1,375,755	1,375,755	1,375,755

The accompanying notes are an integral part of these unaudited financial statements

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through December 31, 2010

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	-	$-	67,000	$67	$74,933	$-	$75,000
Stock issued for services	-	-	7,000	7	8,743	-	8,750
Stock issued in connection with convertible notes	-	-	10,972	11	159,992	-	160,003
Net loss	-	-	-	-	-	(363,474)	(363,474)
Balances at March 31, 2006 (Unaudited)	-	-	84,972	85	243,668	(363,474)	(119,721)
Accrued consulting fees converted to stock	-	-	5,184	5	64,795	-	64,800
Stock issued for services to founders	-	-	12,000	12	149,988	-	150,000
Transfer of officer's shares	-	-	-	-	78,750	-	78,750
Issuance of stock options	-	-	-	-	83,100	-	83,100
Stock issued in exchange for options	-	-	2,500	3	49,997	-	50,000
Net loss	-	-	-	-	-	(1,124,608)	(1,124,608)
Balances at March 31, 2007 (Unaudited)	-	-	104,656	105	670,298	(1,488,082)	(817,679)
Stock transferred for services	-	-	-	-	19,000	-	19,000
Stock issued to retire debt and accrued interest	-	-	27,420	27	479,784	-	479,811
Stock issued for cash proceeds	500	1	447,925	448	599,551	-	599,999
Series A preferred stock converted	(500)	(1)	740,754	741	(740)	-	-
Contributed Capital	-	-	-	-	110,000	-	110,000
Net loss	-	-	-	-	-	(376,382)	(376,382)
Balances at March 31, 2008 (Unaudited)	-	-	1,320,755	1,321	1,877,893	(1,864,464)	14,750
Stock issued for cash proceeds	-	-	55,000	55	1,945	-	2,000
Equity based compensation	-	-	-	-	11,750	-	11,750
Contributed Capital	-	-	-	-	42,500	-	42,500
Net loss	-	-	-	-	-	(75,371)	(75,371)
Balances at March 31, 2009	-	-	1,375,755	1,376	1,934,088	(1,939,835)	(4,371)
Contributed Capital	-	-	-	-	29,000	-	29,000
Net loss	-	-	-	-	-	(35,495)	(35,495)
Balances at March 31, 2010	-	-	1,375,755	1,376	1,963,088	(1,975,330)	(10,866)
Contributed Capital	-	-	-	-	19,500	-	19,500
Net loss	-	-	-	-	-	(17,403)	(17,403)
Balances at December 31, 2010 (Unaudited)	-	$-	1,375,755	$1,376	$1,982,588	$(1,992,733)	$(8,769)

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
			Cumulative During the Development Stage September 26, 2005
			(Inception)
	Nine Months Ended December 31,		Through
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,403)	$(21,706)	$(1,992,733)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(17,403)	(21,706)	(1,837,897)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	-	-	401,350
Amortization of debt discount	-	-	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(11,478)	(19,238)	225,442
NET CASH USED IN OPERATING ACTIVITIES	(28,881)	(40,944)	(1,051,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	-	(625,030)
Proceeds from issuance of common and preferred stock	-	-	837,003
Contributed capital	19,500	29,000	201,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,500	29,000	1,212,970

DISCONTINUED OPERATIONS
Discontinued operating activities	-	-	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,381)	(11,944)	7,032

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,413	28,396	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,032	$16,452	$7,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Equity based compensation	$-	$-	$11,750
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	$-	$-	$479,811
Conversion of Series A Preferred Stock	$-	$-	$741

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY

Newtown Lane Marketing Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005.  We are a development stage company that previously held the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which Dreesen retained for itself.  In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen's Donut Brand at that time.  Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.  The license from Dreesen expired on December 31, 2007.

The interim financial information as of December 31, 2010 and for the three and nine month periods ended December 31, 2010 and 2009 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2010 and results of operations and cash flows for the three and nine months ended December 31, 2010 and 2009, as applicable, have been made. The results of operations for the nine months ended December 31, 2010 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
December 31, 2010
(unaudited)

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

As of December 31, 2010, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the first nine months of 2010, a stockholder contributed an additional $19,500 to the Company.  During the year ended March 31, 2010, a stockholder contributed an additional $29,000 to the Company.

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
December 31, 2010
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

NOTE 5 – SUBSEQUENT EVENTS

On January 13, 2011 a shareholder contributed $17,000 to us.  The proceeds were recorded to additional paid-in capital as contributed capital.  The Company has evaluated all other subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

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

As of December 31, 2010, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2009

We are a development stage corporation with limited operations and did not have any revenues during the three month periods ended December 31, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the three months ended December 31, 2010 and 2009 were $5,308 and $6,806, respectively.  These expenses primarily constituted general and administrative expenses.

NINE MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2010

We are a development stage corporation with limited operations and did not have any revenues during the nine month periods ended December 31, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the nine months ended December 31, 2010 and 2009 were $17,403 and $21,706, respectively.  These expenses primarily constituted general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2010, we did not have any revenues from operations.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  At December 31, 2010, we had cash of $7,032 and negative working capital of $8,769.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: February 7, 2011	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: February 7, 2011	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)