Form 10-K
period 2011-03-31
NEWTOWN LANE MARKETING INC
filed 2011-06-16
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☒  No ☐

On September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter there was no trading market for the registrant’s common stock.  The registrant’s common stock last traded on October 16, 2008.

As of June 16, 2011, 1,375,755 shares of the registrant's common stock were outstanding.

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

THE COMPANY’S HISTORY

Newtown Lane Marketing, Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005.  We are a development stage company that until December 31, 2007, held the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which the licensor, Dreesen's, retained for itself.  In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen's Donut Brand at that time.  The license from Dreesen expired on December 31, 2007.  Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations.

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

As of March 31, 2011, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange.  Our Common Stock is not now quoted on a national exchange but is traded on the OTCQB of the OTC Market.  Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase.  Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTCQB, which provides significantly less liquidity than a securities exchange such as the NYSE Amex, New York Stock Exchange, Nasdaq Global Market or Capital Market.  There is uncertainty that we will ever be accepted for a listing on a national securities exchange.

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

(a) Market Information.  The trading symbol of our Common Stock on the OTCQB is "NTWN".  Our Common Stock last traded on October 16, 2008.

(b) Holders. As of June 16, 2011, there were 68 record holders of all of our issued and outstanding shares of Common Stock.

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2011, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2011 Compared to the Fiscal Year Ended March 31, 2010

We are a development stage corporation with limited operations and did not have any revenues during the fiscal years ended March 31, 2011 and 2010, respectively.

Total expenses from Continuing Operations for the fiscal years ended March 31, 2011 and 2010 were $30,613 and $35,495, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.  The decrease in expenses in 2011 is due to a general decrease in professional and administrative fees.

Liquidity and Capital Resources

At March 31, 2011, we did not have any revenues from operations.  Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  At March 31, 2011, we had cash of $13,917 and negative working capital of $4,979.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements.  In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within Newtown Lane have been detected.

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of March 31, 2011, our internal control over financial reporting is effective based on these criteria.

       (c)   Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 16, 2011:

Name	Age	Title
Arnold P. Kling	53	President and director
Kirk M. Warshaw	53	Chief financial officer and secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us.  To our knowledge, during the fiscal year ended March 31, 2011 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director.  Neither receives any regular compensation for their services rendered on our behalf.  Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended March 31, 2011 and 2010.  No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of June 16, 2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
R&R Biotech Partners, LLC 1251 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	950,944	69.1%

Moyo Partners, LLC (2) c/o Arnold P. Kling 410 Park Avenue- suite 1710 New York, NY 10022	237,736	17.3%

Arnold P. Kling (3) 410 Park Avenue- suite 1710 New York, NY 10022	237,736	17.3%

Kirk M. Warshaw (4) 133 Summit Ave, Suite 22 Summit, NJ 07901	55,000	4.0%

All Directors and Officers (2 persons) as a group	292,736	21.3%

(1)
Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 16, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Our Board consists solely of Arnold Kling.  He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal years ended March 31, 2011 and 2010, R&R Biotech Partners, LLC (“R&R”) contributed capital to us in the amount of $36,500 and $29,000, respectively.

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices.  The agreement provides for quarterly payments from us to the LLC of $500.   The effective date of the agreement is January 1, 2009.  Kirk Warshaw, our chief financial officer, is a managing member of the LLC.  Pursuant to such agreement, we paid or are obligated to pay the LLC an aggregate of $6,000 during each of the fiscal years ended March 31, 2011 and 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

The aggregate fees billed by Sherb for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,500 and $13,500 for the fiscal years ended March 31, 2011 and 2010, respectively.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements.  The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at March 31, 2011 and 2010
•	Statements of Operations for the years ended March 31, 2011 and 2010 and for the period from September 26, 2005 (Inception) to March 31, 2011

•	Statements of Changes in Stockholders’ Equity (Deficit) for the period from September 26, 2005 (Date of Inception) to March 31, 2011
•	Statements of Cash Flows for the years ended March 31, 2011 and 2010 and for the period from September 26, 2005 (Date of Inception) to March 31, 2011
•	Notes to Financial Statements

2.	Financial Statement Schedules.

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

Date: June 16, 2011

By: /s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 16, 2011

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: June 16, 2011

/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

NEWTOWN LANE MARKETING, INCORPORATED
 (A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Newtown Lane Marketing, Incorporated
(A Development Stage Company)
Summit, New Jersey

We have audited the accompanying balance sheets of Newtown Lane Marketing, Incorporated (A Development Stage Company) as of March 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended March 31, 2011 and 2010 and for the period from September 26, 2005 (inception) to March 31, 2011.  We did not audit the period September 26, 2005(inception) to March 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtown Lane Marketing, Incorporated as of March 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years ended March 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/SHERB & CO, LLP
Certified Public Accountants

New York, NY
June 14, 2011

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

	March 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$13,917	$16,413
TOTAL CURRENT ASSETS	$13,917	$16,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,896	$27,279
TOTAL CURRENT LIABILITIES	18,896	27,279

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,375,755 and 1,375,755 shares issued and outstanding, respectively	1,376	1,376
Additional paid-in capital	1,999,588	1,963,088
Deficit accumulated during the development stage	(2,005,943)	(1,975,330)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,979)	(10,866)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,917	$16,413

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative During the Development Stage September 26, 2005
	Year Ended		(Inception)
	March 31,		Through
	2011	2010	March 31, 2011
			(Unaudited)
Expenses
Selling, general and administrative	$30,613	$35,495	$1,563,061
Interest expense, net	-	-	288,046
Total expense	30,613	35,495	1,851,107
Loss from continuing operations	(30,613)	(35,495)	(1,851,107)

Loss from discontinued operations	-	-	(154,836)

Net loss	$(30,613)	$(35,495)	$(2,005,943)

Net loss per share – basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	1,375,755	1,375,755

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through March 31, 2011

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

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)  - (continued)
For the Period from September 26, 2005 (Inception) through March 31, 2011

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Contributed Capital	-	-	-	-	36,500	-	36,500
Net loss	-	-	-	-	-	(30,613)	(30,613)
Balances at March 31, 2011	-	$-	1,375,755	$1,376	$1,999,588	$(2,005,943)	$(4,979)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative During the Development Stage September 26, 2005
			(Inception)
	Year Ended March 31,		Through
	2011	2010	March 31, 2011
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,613)	$(35,495)	$(2,005,943)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(30,613)	(35,495)	(1,851,107)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	-	-	401,350
Amortization of debt discount	-	-	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(8,383)	(5,488)	228,537
NET CASH USED IN OPERATING ACTIVITIES	(38,996)	(40,983)	(1,061,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	-	(625,030)
Proceeds from issuance of common and preferred stock	-	-	837,003
Contributed capital	36,500	29,000	218,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,500	29,000	1,229,970

DISCONTINUED OPERATIONS
Discontinued operating activities	-	-	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(154,836)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,496)	(11,983)	(13,917)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,413	28,396	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,917	$16,413	$(13,917)

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Equity based compensation	$-	$-	$11,750
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	$-	$-	$479,811
Conversion of Series A Preferred Stock	$-	$-	$741

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2011 and 2010

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
Years ended March 31, 2011 and 2010

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
Years ended March 31, 2011 and 2010

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  There was no equity based compensation for the year ended March 31, 2011.

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
Years ended March 31, 2011 and 2010

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
Years ended March 31, 2011 and 2010

NOTE 3 - STOCKHOLDERS’ EQUITY (continued):

In December 2008, the Company sold 55,000 shares of common stock to Kirk Warshaw, CFO, for $2,000. The Company determined such shares were issued below their fair value; hence $11,750 of compensation expense was recorded for the difference in value of the shares issued for cash versus fair value of such shares.

During the years ended March 31, 2011 and March 31, 2010, R&R contributed to us $36,500 and $29,000, respectively. The proceeds were recorded to additional paid-in capital as contributed capital.

NOTE 4 – INCOME TAXES

	March 31,
	2011	2010
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards & capital loss carry forward	$579,000	$569,000

Less valuation allowance	(579,000)	(569,000)
	$-	$-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	March 31,
	2011	2010

Provision for expected federal statutory rate	(35)%	(35)%
Permanent differences – equity based compensation	-	-
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%
	—%	—%

At March 31, 2011, the Company had approximately $1,628,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2030. In addition, there is a $25,000 capital loss carryover, which is fully reserved as well. This capital loss expires in 2026. The deferred tax asset and related valuation increased by approximately $10,000 during the period ended March 31, 2011.  The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company.  The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended March 31, 2011 and 2010

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices.  The agreement provides for quarterly payments from us to the LLC of $500.   The effective date of the agreement is January 1, 2009.

NOTE 5 – SUBSEQUENT EVENT

We have evaluated subsequent events for disclosure purposes through the date of this filing and do not have anything to report.