Form 10-Q
period 2011-09-30
NEWTOWN LANE MARKETING INC
filed 2011-10-24
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

Commission file number: 000-52776

NEWTOWN LANE MARKETING, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	20-3547231
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,375,755 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of October 21, 2011.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011	3

	Statements of Operations for the Three and Six Months Ended September 30, 2011 and 2010 and the Period from September 26, 2005 (Date of Inception) to September 30, 2011 (unaudited)	4

	Statements of Changes in Stockholders’ Equity (Deficit) for the Period from September 26, 2005 (Date of Inception) to September 30, 2011 (unaudited)	5

	Statements of Cash Flows for the for the Six Months Ended September 30, 2011 and 2010 and the Period from September 26, 2005 (Date of Inception) to September 30, 2011 (unaudited)	7

	NOTES TO FINANCIAL STATEMENTS (unaudited)	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS	15

SIGNATURES		16

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$864	$13,917
TOTAL CURRENT ASSETS	$864	$13,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,625	$18,896
TOTAL CURRENT LIABILITIES	20,625	18,896

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
1,375,755 issued and outstanding, respectively	1,376	1,376
Additional paid-in capital	1,999,588	1,999,588
Deficit accumulated during the development stage	(2,020,725)	(2,005,943)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,761)	(4,979)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$864	$13,917

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (unaudited)

					Cumulative During
					the Development
					Stage September 26
	Three Months Ended		Six Months Ended		2005
	September 30,		September 30,		(Inception)
	2011	2010	2011	2010	September 30, 2011
Expenses
Selling, general and administrative	$7,392	$6,292	$14,784	$12,099	$1,577,845
Interest income, net	(1)	(1)	(2)	(4)	288,044
Total expense	7,391	6,291	14,782	12,095	1,865,889
Loss from continuing operations	(7,391)	(6,291)	(14,782)	(12,095)	(1,865,889)

Loss from discontinued operations	-	-	-	-	(154,836)

Net loss	$(7,391)	$(6,291)	$(14,782)	$(12,095)	$(2,020,725)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	1,375,755	1,375,755	1,375,755	1,375,755

The accompanying notes are an integral part of these unaudited financial statements

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through September 30, 2011

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

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)  - (continued)
For the Period from September 26, 2005 (Inception) through September 30, 2011

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Contributed Capital	-	-	-	-	36,500	-	36,500
Net loss	-	-	-	-	-	(30,613)	(30,613)
Balances at March 31, 2011	-	-	1,375,755	1,376	1,999,588	(2,005,943)	(4,979)
Contributed Capital	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(14,782)	(14,782)
Balances at September 30, 2011 (Unaudited)	-	$-	1,375,755	$1,376	$1,999,588	$(2,020,725)	$(19,761)

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
			Cumulative During the
			Development Stage
			September 26, 2005
	Six Months Ended September 30,		(Inception)
			Through
	2011	2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,782)	$(12,095)	$(2,020,725)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(14,782)	(12,095)	(1,865,889)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	-	-	401,350
Amortization of debt discount	-	-	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	1,729	(13,396)	230,266
NET CASH USED IN OPERATING ACTIVITIES	(13,053)	(25,491)	(1,074,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	-	(625,030)
Proceeds from issuance of common and preferred stock	-	-	837,003
Contributed capital	-	11,000	218,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	11,000	1,229,970

DISCONTINUED OPERATIONS
Discontinued operating activities	-	-	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,053)	(14,491)	864

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,917	16,413	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$864	$1,922	$864

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Equity based compensation	$-	$-	$11,750
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	$-	$-	$479,811
Conversion of Series A Preferred Stock	$-	$-	$741
The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

The interim financial information as of September 30, 2011 and for the three and six month periods ended September 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2011 and results of operations and cash flows for the three and six months ended September 30, 2011 and 2010, as applicable, have been made. The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
September 30, 2011
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

As of September 30, 2011, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the year ended March 31, 2011, a stockholder contributed an additional $36,500 to the Company.  The same stockholder contributed an additional $15,000 to us subsequent to September 30, 2011.

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
September 30, 2011
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

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to September 30, 2011, a stockholder contributed $15,000 of additional capital to the Company.  The Company has evaluated all other subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

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

In our Form 10-K filed with the SEC for the year ended March 31, 2011, we have identified critical accounting policies and estimates for our business.

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

As of September 30, 2011, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010

We are a development stage corporation with limited operations and did not have any revenues during the three month periods ended September 30, 2011 and 2010, respectively.

Total expenses from Continuing Operations for the three months ended September 30, 2011 and 2010 were $7,391 and $6,291, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

SIX MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2010

We are a development stage corporation with limited operations and did not have any revenues during the six month periods ended September 30, 2011 and 2010, respectively.

Total expenses from Continuing Operations for the six months ended September 30, 2011 and 2010 were $14,784 and $12,099, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At September 30, 2011, we did not have any revenues from operations.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  At September 30, 2011, we had cash of $864 and negative working capital of $19,761.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**
Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: October 21, 2011	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 21, 2011	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)