Form 10-Q
period 2011-12-31
NEWTOWN LANE MARKETING INC
filed 2012-01-31
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2011

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

Yes ☒No ☐

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,375,755 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of January 31, 2012.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011	3

Statements of Operations for the Three and Nine Months Ended December 31, 2011 and 2010 and the Period from September 26, 2005 (Date of Inception) to December 31, 2011 (unaudited)	4

Statements of Changes in Stockholders’ Equity (Deficit) for the Period from September 26, 2005 (Date of Inception) to December 31, 2011 (unaudited)	5

Statements of Cash Flows for the for the Nine Months Ended December 31, 2011 and 2010 and the Period from September 26, 2005 (Date of Inception) to December 31, 2011 (unaudited)	7

NOTES TO FINANCIAL STATEMENTS (unaudited)	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	15

SIGNATURES	16

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,095	$13,917
TOTAL CURRENT ASSETS	$4,095	$13,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,512	$18,896
TOTAL CURRENT LIABILITIES	18,512	18,896

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,375,755 issued and outstanding, respectively	1,376	1,376
Additional paid-in capital	2,014,588	1,999,588
Deficit accumulated during the development stage	(2,030,381)	(2,005,943)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(14,417)	(4,979)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,095	$13,917

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

						Cumulative During
						the Development
						Stage September 26,
	Three Months Ended			Nine Months Ended		2005
	December 31,			December 31,		(Inception)
	2011		2010	2011	2010	December 31, 2011
Expenses
Selling, general and administrative	$9,657		$5,308	$24,441	$17,407	$1,587,502
Interest (income) expense, net	(1	)-	-	(3)	(4)	288,043
Total expense	9,656		5,308	24,438	17,403	1,875,545
Loss from continuing operations	(9,656)		(5,308)	(24,438)	(17,403)	(1,875,545)

Loss from discontinued operations	-		-	-	-	(154,836)

Net loss	$(9,656)		$(5,308)	$(24,438)	$(17,403)	$(2,030,381)

Net loss per share - basic and diluted	$(0.01)		$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	1,375,755		1,375,755	1,375,755	1,375,755

The accompanying notes are an integral part of these unaudited financial statements

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from September 26, 2005 (Inception) through December 31, 2011

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

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - (continued)

For the Period from September 26, 2005 (Inception) through December 31, 2011

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Contributed Capital	-	-	-	-	36,500	-	36,500
Net loss	-	-	-	-	-	(30,613)	(30,613)
Balances at March 31, 2011	-	-	1,375,755	1,376	1,999,588	(2,005,943)	(4,979)
Contributed Capital	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	(24,438)	(24,438)
Balances at December 31, 2011 (Unaudited)	-	$-	1,375,755	$1,376	$2,014,588	$(2,030,381)	$(14,417)

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative During the Development Stage September 26, 2005
			(Inception)
	Nine Months Ended December 31,		Through
	2011	2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,438)	$(17,403)	$(2,030,381)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(24,438)	(17,403)	(1,875,545)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	-	-	401,350
Amortization of debt discount	-	-	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(384)	(11,478)	228,153
NET CASH USED IN OPERATING ACTIVITIES	(24,822)	(28,881)	(1,086,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	-	(625,030)
Proceeds from issuance of common and preferred stock	-	-	837,003
Contributed capital	15,000	19,500	233,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	19,500	1,244,970

DISCONTINUED OPERATIONS
Discontinued operating activities	-	-	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,822)	(9,381)	4,095

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,917	16,413	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,095	$7,032	$4,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions
Equity based compensation	$-	$-	$11,750
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	$-	$-	$479,811
Conversion of Series A Preferred Stock	$-	$-	$741

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

The interim financial information as of December 31, 2011 and for the three and nine month periods ended December 31, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2011 and results of operations and cash flows for the three and nine months ended December 31, 2011 and 2010, as applicable, have been made. The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

December 31, 2011

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

As of December 31, 2011, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the year ended March 31, 2011, a stockholder contributed an additional $36,500 to the Company. The same stockholder contributed an additional $15,000 to us during the nine months ended December 31, 2011.

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

December 31, 2011

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

As of December 31, 2011, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2010

We are a development stage corporation with limited operations and did not have any revenues during the three month periods ended December 31, 2011 and 2010, respectively.

Total expenses from Continuing Operations for the three months ended December 31, 2011 and 2010 were $9,656 and $5,308, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

NINE MONTH PERIOD ENDED DECEMBER 31, 2011 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2010

We are a development stage corporation with limited operations and did not have any revenues during the nine month periods ended December 31, 2011 and 2010, respectively.

Total expenses from Continuing Operations for the nine months ended December 31, 2011 and 2010 were $24,438 and $17,403, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At December 31, 2011, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At December 31, 2011, we had cash of $4,095 and negative working capital of $14,417.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

____________________________

**Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: January 31, 2012	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: January 31, 2012	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

