Form 10-K
period 2012-03-31
NEWTOWN LANE MARKETING INC
filed 2012-06-26
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

On September 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter there was no trading market for the registrant’s common stock. The registrant’s common stock last traded on October 16, 2008.

As of June 26, 2012, 1,375,755 shares of the registrant's common stock were outstanding.

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

As of March 31, 2012, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The trading symbol of our Common Stock on the OTCQB is "NTWN". Our Common Stock last traded on October 16, 2008.

(b) Holders. As of June 26, 2012, there were 68 record holders of all of our issued and outstanding shares of Common Stock.

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2012, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2012 Compared to the Fiscal Year Ended March 31, 2011

We are a development stage corporation with limited operations and did not have any revenues during the fiscal years ended March 31, 2012 and 2011, respectively.

Total expenses from Continuing Operations for the fiscal years ended March 31, 2012 and 2011 were $36,595 and $30,613, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act. The increase in expenses in 2012 is due to a general decrease in professional and administrative fees.

Liquidity and Capital Resources

At March 31, 2012, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At March 31, 2012, we had cash of $31,098 and working capital of $3,926.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2012, our internal control over financial reporting is effective based on these criteria.

       (c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 16, 2012:

Name	Age	Title

Arnold P. Kling	54	President and director
Kirk M. Warshaw	54	Chief financial officer and secretary

Arnold P. Kling. Mr. Kling has served as our president and a director since August 2007. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. During the past five years, Mr. Kling was a Director of Enthrust Financial Services, Inc., n/k/a Direct Markets Holdings Corp. (NASDAQ: MKTS). Mr. Kling currently also serves as a Director and President of, R&R Acquisition, VII, Inc., and R&R Acquisition, VIII, Inc. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS), 24Holdings, Inc. (OTCBB:TWFH) and Protalex, Inc. (OTCBB: PRTX). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2007, have given him the expertise needed to serve as our director.

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer and secretary, since August 2007. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of Controller, Chief Financial Officer, President, and Chief Executive Officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. During the past five years, Mr. Warshaw was a Director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (NYSE AMEX: JLI). Mr. Warshaw is currently also the Chief Financial Officer of R&R Acquisition, VII, Inc.and R&R Acquisition, VIII, Inc. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS) and Protalex, Inc. (OTCBB: PRTX), and a Director and the Chief Financial Officer of 24Holdings Inc. (OTCBB: TWFH).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended March 31, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended March 31, 2012 and 2011. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of June 16, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

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

(1)Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 16, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)Arnold P. Kling, our president and sole director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)Includes all the shares held by Moyo Partners, LLC.

(4)Mr. Warshaw is our chief financial officer and secretary.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board consists solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal years ended March 31, 2012 and 2011, R&R Biotech Partners, LLC (“R&R”) contributed capital to us in the amount of $45,500 and $36,500, respectively.

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009. Kirk Warshaw, our chief financial officer, is a managing member of the LLC. Pursuant to such agreement, we paid or are obligated to pay the LLC an aggregate of $2,000 during each of the fiscal years ended March 31, 2012 and 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

The aggregate fees billed by Sherb for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,500 and $13,500 for the fiscal years ended March 31, 2012 and 2011, respectively.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at March 31, 2012 and 2011
•	Statements of Operations for the years ended March 31, 2012 and 2011 and for the period from September 26, 2005 (Inception) to March 31, 2012
•	Statements of Changes in Stockholders’ Equity (Deficit) for the period from September 26, 2005 (Date of Inception) to March 31, 2012
•	Statements of Cash Flows for the years ended March 31, 2012 and 2011 and for the period from September 26, 2005 (Date of Inception) to March 31, 2012
•	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008 (1)
3.2	Certificate Eliminating the Series A Preferred Stock (1)
3.4	By-Laws (2)
10.1	Occupancy Agreement between Newtown and Kirk M. Warshaw, LLC (3)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

____________________________

*Included herewith

**Filed herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

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

Date: June 26, 2012

	By:	/s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 26, 2012

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: June 26, 2012

/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Newtown Lane Marketing, Incorporated

(A Development Stage Company)

Summit, New Jersey

We have audited the accompanying balance sheets of Newtown Lane Marketing, Incorporated (A Development Stage Company) as of March 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended March 31, 2012 and 2011. We have also audited the amounts presented for the period April 1, 2009 to March 31, 2012, included in the statements of stockholder’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows fore the period from September 26, 2005 (inception) to March 31, 2012. We did not audit the period September 26, 2005 (inception) to March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtown Lane Marketing, Incorporated as of March 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years ended March 31, 2012 and 2011, and the amounts presented for the period April 1, 2009 to March 31, 2012 included in the statements of stockholders’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from September 26, 2005 (inception) to March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/SHERB & CO, LLP

Certified Public Accountants

New York, NY
June 25, 2012

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	March 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$31,098	$13,917
TOTAL CURRENT ASSETS	$31,098	$13,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,172	$18,896
TOTAL CURRENT LIABILITIES	27,172	18,896

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,375,755 and 1,375,755 shares issued and outstanding, respectively	1,376	1,376
Additional paid-in capital	2,045,088	1,999,588
Deficit accumulated during the development stage	(2,042,538)	(2,005,943)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,926	(4,979)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$31,098	$13,917

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative During the
			Development Stage
			September 26, 2005
	Year Ended		(Inception)
	March 31,		Through
	2012	2011	March 31, 2012
Expenses			(Unaudited)
Selling, general and administrative	$36,595	$30,613	$1,599,656
Interest expense, net	-	-	288,046
Total expense	36,595	30,613	(1,887,702)
Loss from continuing operations	(36,595)	(30,613)	(1,887,702)

Loss from discontinued operations	-	-	(154,836)

Net loss	$(36,595)	$(30,613)	$(2,042,538)

Net loss per share – basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding - basic and diluted	1,375,755	1,375,755

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from September 26, 2005 (Inception) through March 31, 2012

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

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - (continued)

For the Period from September 26, 2005 (Inception) through March 31, 2012

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Contributed Capital	-	-	-	-	36,500	-	36,500
Net loss	-	-	-	-	-	(30,613)	(30,613)
Balances at March 31, 2011	-	-	1,375,755	1,376	1,999,588	(2,005,943)	(4,979)
Contributed Capital	-	-	-	-	45,500	-	45,500
Net loss	-	-	-	-	-	(36,595)	(36,595)
Balances at March 31, 2012	-	$-	1,375,755	$1,376	$2,045,088	$(2,042,538)	$3,926

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative During the
			Development Stage
			September 26, 2005
			(Inception)
	Year Ended March 31,		Through
	2012	2011	March 31, 2012
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,595)	$(30,613)	$(2,042,538)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(36,595)	(30,613)	(1,887,702)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	-	-	401,350
Amortization of debt discount	-	-	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	8,276	(8,383)	236,813
NET CASH USED IN OPERATING ACTIVITIES	(28,319)	(38,996)	(1,089,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	-	-	799,997
Principal payments made on notes payable	-	-	(625,030)
Proceeds from issuance of common and preferred stock	-	-	837,003
Contributed capital	45,500	36,500	263,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,500	36,500	1,275,470

DISCONTINUED OPERATIONS
Discontinued operating activities	-	-	(125,796)
Discontinued investing activities	-	-	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(154,836)

NET DECREASE IN CASH AND CASH EQUIVALENTS	17,181	(2,496)	31,098

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,917	16,413	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,098	$13,917	$31,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions
Equity based compensation	$-	$-	$11,750
Issuance of common stock for accounts payable	$-	$-	$64,800
Issuance of common stock for debt and accrued interest	$-	$-	$479,811
Conversion of Series A Preferred Stock	$-	$-	$741

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2012 and 2011

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

Years ended March 31, 2012 and 2011

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

Years ended March 31, 2012 and 2011

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. There was no equity based compensation for the year ended March 31, 2012.

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

Years ended March 31, 2012 and 2011

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

Years ended March 31, 2012 and 2011

NOTE 3 - STOCKHOLDERS’ EQUITY (continued):

In December 2008, the Company sold 55,000 shares of common stock to Kirk Warshaw, CFO, for $2,000. The Company determined such shares were issued below their fair value; hence $11,750 of compensation expense was recorded for the difference in value of the shares issued for cash versus fair value of such shares.

During the years ended March 31, 2012 and March 31, 2011, R&R contributed to us $45,500 and $36,500, respectively. The proceeds were recorded to additional paid-in capital as contributed capital.

NOTE 4 – INCOME TAXES

	March 31,
	2012	2011
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards & capital loss carry forward	$592,000	$579,000

Less valuation allowance	(592,000)	(579,000)
	$-	$-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	March 31,
	2012	2011

Provision for expected federal statutory rate	(35)%	(35)%
Permanent differences – equity based compensation	-	-
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%
	—%	—%

At March 31, 2012, the Company had approximately $1,665,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2030. In addition, there is a $25,000 capital loss carryover, which is fully reserved as well. This capital loss expires in 2026. The deferred tax asset and related valuation increased by approximately $13,000 during the period ended March 31, 2012. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2012 and 2011

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009.

NOTE 6 – SUBSEQUENT EVENT

We have evaluated subsequent events for disclosure purposes through the date of this filing and do not have anything to report.

