Form 10-Q
period 2012-09-30
NEWTOWN LANE MARKETING INC
filed 2012-11-09
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2012

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,375,755 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of November 2, 2012.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012	3

Statements of Operations for the Three and Six Months Ended September 30, 2012 and 2011 and the Period from September 26, 2005 (Date of Inception) to September 30, 2012 (unaudited)	4

Statements of Changes in Stockholders’ Equity (Deficit) for the Period from September 26, 2005 (Date of Inception) to September 30, 2012 (unaudited)	5

Statements of Cash Flows for the for the Six Months Ended September 30, 2012 and 2011 and the Period from September 26, 2005 (Date of Inception) to September 30, 2012 (unaudited)	7

NOTES TO FINANCIAL STATEMENTS (unaudited)	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	15

SIGNATURES	16

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,345	$31,098
TOTAL CURRENT ASSETS	$20,345	$31,098

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$32,485	$27,172
TOTAL CURRENT LIABILITIES	32,485	27,172

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,375,755 issued and outstanding, respectively	1,376	1,376
Additional paid-in capital	2,045,088	2,045,088
Deficit accumulated during the development stage	(2,058,604)	(2,042,538)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(12,140)	3,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,345	$31,098

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

					September 26, 2005
	Three Months Ended		Six Months Ended		(Inception)
	September 30,		September 30,		Through
	2012	2011	2012	2011	September 30, 2012
Expenses
Selling, general and administrative	$8,280	$7,391	$16,066	$14,782	$1,615,722
Interest expense, net	-	-	-	-	288,046
Total expense	8,280	7,391	16,066	14,782	1,903,768
Loss from continuing operations	(8,280)	(7,391)	(16,066)	(14,782)	(1,903,768)

Loss from discontinued operations	-	-	-	-	(154,836)

Net loss	$(8,280)	$(7,391)	$(16,066)	$(14,782)	$(2,058,604)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	1,375,755	1,375,755	1,375,755	1,375,755

The accompanying notes are an integral part of these unaudited financial statements

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from September 26, 2005 (Inception) through September 30, 2012

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	0	$0	67,000	$67	$74,933	$0	$75,000
Stock issued for services	0	0	7,000	7	8,743	0	8,750
Stock issued in connection with convertible notes	0	0	10,972	11	159,992	0	160,003
Net loss	0	0	0	0	0	(363,474)	(363,474)
Balances at March 31, 2006 (Unaudited)	0	0	84,972	85	243,668	(363,474)	(119,721)

Accrued consulting fees converted to stock	0	0	5,184	5	64,795	0	64,800
Stock issued for services to founders	0	0	12,000	12	149,988	0	150,000
Transfer of officer's shares	0	0	0	0	78,750	0	78,750
Issuance of stock options	0	0	0	0	83,100	0	83,100
Stock issued in exchange for options	0	0	2,500	3	49,997	0	50,000
Net loss	0	0	0	0	0	(1,124,608)	(1,124,608)
Balances at March 31, 2007 (Unaudited)	0	0	104,656	105	670,298	(1,488,082)	(817,679)

Stock transferred for services	0	0	0	0	19,000	0	19,000
Stock issued to retire debt and accrued interest	0	0	27,420	27	479,784	0	479,811
Stock issued for cash proceeds	500	1	447,925	448	599,551	0	599,999
Series A preferred stock converted	(500)	(1)	740,754	741	(740)	0	0
Contributed Capital	0	0	0	0	110,000	0	110,000
Net loss	0	0	0	0	-	(376,382)	(376,382)
Balances at March 31, 2008 (Unaudited)	0	0	1,320,755	1,321	1,877,893	(1,864,464)	14,750
Stock issued for cash proceeds	0	0	55,000	55	1,945	0	2,000
Equity based compensation	0	0	0	0	11,750	0	11,750
Contributed Capital	0	0	0	0	42,500	0	42,500
Net loss	0	0	0	0	-	(75,371)	(75,371)
Balances at March 31, 2009	0	0	1,375,755	1,376	1,934,088	(1,939,835)	(4,371)
Contributed Capital	0	0	0	0	29,000	0	29,000
Net loss	0	0	0	0	0	(35,495)	(35,495)
Balances at March 31, 2010	0	0	1,375,755	1,376	1,963,088	(1,975,330)	(10,866)

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - (continued)

For the Period from September 26, 2005 (Inception) through September 30, 2012

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Contributed Capital	0	0	0	0	36,500	0	36,500
Net loss	0	0	0	0	0	(30,613)	(30,613)
Balances at March 31, 2011	0	0	1,375,755	1,376	1,999,588	(2,005,943)	(4,979)
Contributed Capital	0	0	0	0	45,500	0	45,500
Net loss	0	0	0	0	0	(36,595)	(36,595)
Balances at March 31, 2012	0	0	1,375,755	1,376	2,045,088	(2,042,538)	3,926
Net loss	0	0	0	0	0	(16,066)	(16,066)
Balances at September 30, 2012 (Unaudited)	0	$0	1,375,755	$1,376	$2,045,088	$(2,058,604)	$(12,140)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative During the Development Stage September 26, 2005
	Six Months Ended September 30,		(Inception)
			Through
	2012	2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,066)	$(14,782)	$(2,058,604)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(16,066)	(14,782)	(1,903,768)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	0	0	401,350
Amortization of debt discount	0	0	160,003
Changes in operating assets and liabilities:
Increase in accounts payable and accruals	5,313	1,729	242,126
NET CASH USED IN OPERATING ACTIVITIES	(10,753)	(13,053)	(1,100,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	0	0	799,997
Principal payments made on notes payable	0	0	(625,030)
Proceeds from issuance of common and preferred stock	0	0	837,003
Contributed capital	0	0	263,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	1,275,470

DISCONTINUED OPERATIONS
Discontinued operating activities	0	0	(125,796)
Discontinued investing activities	0	0	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	0	0	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,753)	(13,053)	20,345

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,098	13,917	0
CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,345	$864	$20,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$0	$0	$0
Income taxes	0	0	0
Non-cash Transactions
Equity based compensation	$0	$0	$11,750
Issuance of common stock for accounts payable	$0	$0	$64,800
Issuance of common stock for debt and accrued interest	$0	$0	$479,811
Conversion of Series A Preferred Stock	$0	$0	$741

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The interim financial information as of September 30, 2012 and for the three and six month periods ended September 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2012 and results of operations and cash flows for the three and six months ended September 30, 2012 and 2011, as applicable, have been made. The results of operations for the six months ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

EQUITY TRANSACTIONS

On August 8, 2007 (the “Effective Date”), we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, approximately, four hundred forty seven thousand nine hundred twenty five(447,925) shares (rounded-up) of our common stock, par value $0.001 per share (“Common Stock”) and five hundred (500) shares of our Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), each share convertible at the option of the holder into, approximately, one thousand four hundred eighty two (1,482) shares (rounded-up) of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Series A Preferred Stock were convertible only to the extent there were a sufficient number of shares of Common Stock available for issuance upon any such conversion.

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

September 30, 2012

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

As of September 30, 2012, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

September 30, 2012

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

September 30, 2012

(unaudited)

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

As of September 30, 2012, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011

We are a development stage corporation with limited operations and did not have any revenues during the three month periods ended September 30, 2012 and 2011, respectively.

Total expenses from Continuing Operations for the three months ended September 30, 2012 and 2011 were $8,280 and $7,391, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

SIX MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2011

We are a development stage corporation with limited operations and did not have any revenues during the six month periods ended September 30, 2012 and 2011, respectively.

Total expenses from Continuing Operations for the six months ended September 30, 2012 and 2011 were $16,066 and $14,782, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At September 30, 2012, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At September 30, 2012, we had cash of $20,345 and negative working capital of $12,140.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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

Newtown Lane Marketing, Incorporated

Dated: November 8, 2012	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: November 8, 2012	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

