Form 10-Q
period 2012-12-31
NEWTOWN LANE MARKETING INC
filed 2013-01-31
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2012

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,375,755 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of January 25, 2013.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012	3

Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2012 and 2011 and the Period from September 26, 2005 (Date of Inception) to December 31, 2012 (unaudited)	4

Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Period from September 26, 2005 (Date of Inception) to December 31, 2012 (unaudited)	5

Condensed Statements of Cash Flows for the for the Nine Months Ended December 31, 2012 and 2011 and the Period from September 26, 2005 (Date of Inception) to December 31, 2012 (unaudited)	7

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	15

ITEM 6. EXHIBITS	15

SIGNATURES	16

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,718	$31,098
TOTAL CURRENT ASSETS	$11,718	$31,098

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$32,550	$27,172
TOTAL CURRENT LIABILITIES	32,550	27,172

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,375,755 issued and outstanding, respectively	1,376	1,376
Additional paid-in capital	2,045,088	2,045,088
Deficit accumulated during the development stage	(2,067,296)	(2,042,538)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(20,832)	3,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,718	$31,098

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					September 26, 2005
	Three Months Ended		Nine Months Ended		(Inception)
	December 31,		December 31,		Through
	2012	2011	2012	2011	December 31, 2012
Expenses
Selling, general and administrative	$8,691	$9,656	$24,758	$24,438	$1,624,414
Interest expense, net	-	-	-	-	288,046
Total expense	8,691	9,656	24,758	24,438	1,912,460
Loss from continuing operations	(8,691)	(9,656)	(24,758)	(24,438)	(1,912,460)

Loss from discontinued operations	-	-	-	-	(154,836)

Net loss	$(8,691)	$(9,656)	$(24,758)	$(24,438)	$(2,067,296)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	1,375,755	1,375,755	1,375,755	1,375,755

The accompanying notes are an integral part of these unaudited financial statements

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from September 26, 2005 (Inception) through December 31, 2012

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

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - (continued)

For the Period from September 26, 2005 (Inception) through December 31, 2012

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Contributed Capital	0	0	0	0	36,500	0	36,500
Net loss	0	0	0	0	0	(30,613)	(30,613)
Balances at March 31, 2011	0	0	1,375,755	1,376	1,999,588	(2,005,943)	(4,979)
Contributed Capital	0	0	0	0	45,500	0	45,500
Net loss	0	0	0	0	0	(36,595)	(36,595)
Balances at March 31, 2012	0	0	1,375,755	1,376	2,045,088	(2,042,538)	3,926
Net loss	0	0	0	0	0	(24,758)	(24,758)
Balances at December 31, 2012 (Unaudited)	0	$0	1,375,755	$1,376	$2,045,088	$(2,067,296)	$(20,832)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative During the Development Stage September 26, 2005
	Nine Months Ended December 31,		(Inception)
			Through
	2012	2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,758)	$(24,438)	$(2,067,296)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(24,758)	(24,438)	(1,912,460)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	0	0	401,350
Amortization of debt discount	0	0	160,003
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	5,378	(384)	242,191
NET CASH USED IN OPERATING ACTIVITIES	(19,380)	(24,822)	(1,108,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	0	0	799,997
Principal payments made on notes payable	0	0	(625,030)
Proceeds from issuance of common and preferred stock	0	0	837,003
Contributed capital	0	15,000	263,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	15,000	1,275,470

DISCONTINUED OPERATIONS
Discontinued operating activities	0	0	(125,796)
Discontinued investing activities	0	0	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	0	0	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,380)	(9,822)	11,718

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,098	13,917	0
CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,718	$4,095	$11,718

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$0	$0	$0
Income taxes	0	0	0
Non-cash Transactions
Equity based compensation	$0	$0	$11,750
Issuance of common stock for accounts payable	$0	$0	$64,800
Issuance of common stock for debt and accrued interest	$0	$0	$479,811
Conversion of Series A Preferred Stock	$0	$0	$741

The accompanying notes are an integral part of these unaudited financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2012

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

The interim financial information as of December 31, 2012 and for the three and nine month periods ended December 31, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2012 and results of operations and cash flows for the three and nine months ended December 31, 2012 and 2011, as applicable, have been made. The results of operations for the nine months ended December 31, 2012 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2012

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

As of December 31, 2012, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2012

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

As of December 31, 2012, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2011

We are a development stage corporation with limited operations and did not have any revenues during the three month periods ended December 31, 2012 and 2011, respectively.

Total expenses from Continuing Operations for the three months ended December 31, 2012 and 2011 were $8,691 and $9,656, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

NINE MONTH PERIOD ENDED DECEMBER 31, 2012 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2011

We are a development stage corporation with limited operations and did not have any revenues during the nine month periods ended December 31, 2012 and 2011, respectively.

Total expenses from Continuing Operations for the nine months ended December 31, 2012 and 2011 were $24,758 and $24,438, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At December 31, 2012, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At December 31, 2012, we had cash of $11,718 and negative working capital of $20,832.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

We have historically relied upon funding through capital contributions from R&R, our majority stockholder. R&R is an affiliate of Rodman & Renshaw, LLC, a former registered broker-dealer.  On January 11, 2013, Rodman & Renshaw, LLC filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R nor do we have any alternative financing sources.  Failure to receive funding will cause us to cease operations.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended March 31, 2012. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes to the risk factors contained in our annual report except for the following additional risk related to our plan of operations:

We Have Limited Resources and we have historically relied upon funding from our majority stockholder which will not continue; therefore we WILL cease operations if alternative Financing is not forthcoming.

We have limited resources, no revenues from operations to date and our cash on hand is not sufficient to satisfy our cash requirements beyond the next fiscal quarter. We have historically relied upon funding through capital contributions from our majority stockholder, R&R Biotech Partners, LLC, an affiliate of Rodman & Renshaw, LLC, a former registered broker-dealer.  On January 11, 2013, Rodman & Renshaw, LLC filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R Biotech Partners, LLC, nor do we have any alternative financing sources.  Failure to receive funding will cause us to cease operations.

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

Newtown Lane Marketing, Incorporated

Dated: January 30, 2013	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: January 30, 2013	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

