Form 10-K
period 2013-03-31
NEWTOWN LANE MARKETING INC
filed 2013-06-25
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

On September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter there was no trading market for the registrant’s common stock. The registrant’s common stock last traded on October 16, 2008.

As of June 25, 2013, 1,375,755 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

NEWTOWN LANE MARKETING, INCORPORATED

Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Newtown Lane Marketing, Incorporated.

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

As of March 31, 2013, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

Subsequent to our fiscal year ended March 31, 2013, on May 6, 2013, Ironbound Partners Fund, LLC (“Ironbound”) acquired 950,944 shares of our outstanding Common Stock (the “Acquired Shares”) for an aggregate purchase price of $15,000, or $0.0157737 per share from the Chapter 7 Trustee of the Estates of Rodman & Renshaw, LLC (“Rodman”), Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). The Acquired Shares constituted all the shares of Common Stock previously owned by R&R, an affiliate of Rodman, and represent 69.1% of our total issued and outstanding shares of Common Stock as of May 6, 2013.

On May 14, 2013, Ironbound loan $100,000 to us and we issued a convertible promissory note in the principal amount of $100,000 to Ironbound (the “Note”). The Note is for a two-year term and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the Note is convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” (as defined in the Note) at the “Conversion Price” (as defined in the Note).

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

We Have Limited Resources and No Revenues From Operations, and WILL Need Additional Financing in Order to Execute ANY Business Plan AND HISTORICALLY RELIED UPON FUNDING FROM OUR MAJORITY STOCKHOLDER.

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

We have historically relied upon funding through capital contributions from our former majority stockholder, R&R, an affiliate of Rodman.  On January 11, 2013, Rodman filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R.  Subsequent to our fiscal year ended March 31, 2013, on May 6, 2013, Ironbound acquired the 950,944 shares of Common Stock then owned by R&R from the Chapter 7 Trustee of the Estates of Rodman, Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). On May 14, 2013 we raised $100,000 of funds from Ironbound and issued the Note to it. We believe that such funds will be sufficient to satisfy our cash requirements during the next twelve months. However, we may require additional funds and cannot provide assurance that adequate additional funds will be available if needed or, if available, will be offered on acceptable terms. Failure to receive adequate additional funding will cause us to cease operations.

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

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Kling, our president and sole director, and Mr. Warshaw, our chief financial officer, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. We cannot assure you that conflicts of interest among us, our management and our stockholders will not develop.

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

CONTROL BY EXISTING STOCKHOLDER.

As of June 25, 2013 Ironbound beneficially owned over 69% of the outstanding shares of our Common Stock. As a result, Ironbound is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange and has not traded since October 16, 2008 and therefore may be deemed to be a penny stock. As such, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

OUR COMMON STOCK HAS NOT TRADED SINCE OCTOBER 16, 2008 BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock has not traded since October 16, 2008. Since inception our Common Stock has been quoted on the OTC Bulletin Board and currently on the OTC Markets, both of which provide significantly less liquidity than a national securities exchange such as the NYSE or the NASDAQ. There is uncertainty that we will ever be accepted for a listing on a national securities exchange. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

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

(a) Market Information. The trading symbol of our Common Stock on the OTCQB is "NTWN". Our Common Stock last traded on October 16, 2008.

(b) Holders. As of June 25, 2013, there were 69 record holders of all of our issued and outstanding shares of Common Stock.

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2013, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2013 Compared to the Fiscal Year Ended March 31, 2012

We are a development stage corporation with limited operations and did not have any operating revenues during the fiscal years ended March 31, 2013 and 2012, respectively.

Total expenses from Continuing Operations for the fiscal years ended March 31, 2013 and 2012 were $31,049 and $36,595, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act. The decrease in expenses experienced from 2012 to 2013 was due to lower professional fees.

Liquidity and Capital Resources

At March 31, 2013, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At March 31, 2013, we had cash of $9,810 and negative working capital of $27,123.

Subsequent to our fiscal year ended March 31, 2013, on May 14, 2013, our majority stockholder, Ironbound loaned us $100,000 and we issued the Note to it.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Effective October 22, 2012 we dismissed Sherb & Co., LLP (“Sherb”) from serving as our independent accountants.and engaged Liggett, Vogt & Webb, P.A. (“Liggett”) as our new independent accountants. Our Board of Directors unanimously recommended that we change audit firms, directed the process of review of candidate firms to replace Sherb and made the final decision to engage Liggett. There were no disagreements, adverse opinions or disclaimer of opinion by Sherb at the time of the change or during the fiscal year ended March 31, 2013.

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

         (b)   Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2013, our internal control over financial reporting is effective based on these criteria.

         (c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 25, 2013:

Name	Age	Title
Arnold P. Kling	55	President and director
Kirk M. Warshaw	55	Chief financial officer and secretary

Arnold P. Kling. Mr. Kling has served as our president and a director since August 2007. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a Director and President of Mattmar Minerals, Inc. (OTCBB: MTMS), 24Holdings, Inc. (OTCBB:TWFH) and Protalex, Inc. (OTCBB: PRTX). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2007, have given him the expertise needed to serve as our director.

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer and secretary, since August 2007. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, Chief Financial Officer, President, and Chief Executive Officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently also the Chief Financial Officer of Mattmar Minerals, Inc. (OTCBB: MTMS), 24Holdings Inc. (OTCBB: TWFH) and Protalex, Inc. (OTCBB: PRTX).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended March 31, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director. Neither received any regular compensation for their services rendered on our behalf during our fiscal year ended on March 31, 2013. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended March 31, 2013 and 2012. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of June 25, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percentage of Ownership
Ironbound Partners Fund, LLC 970 West Broadway, PMB 402 Jackson, Wyoming 83001	950,944	(2)	69.1%

Moyo Partners, LLC (3) c/o Arnold P. Kling 410 Park Avenue- suite 1710 New York, NY 10022	237,736		17.3%

Arnold P. Kling (4) 410 Park Avenue- suite 1710 New York, NY 10022	237,736		17.3%

Kirk M. Warshaw (5) 133 Summit Ave, Suite 22 Summit, NJ 07901	107,088		7.5%

All Directors and Officers (2 persons) as a group	344,824	(6)	24.1%

(1)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 25, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Does not include the shares of Common Stock issuable upon the conversion the Note.

(3)	Arnold P. Kling, our president and sole director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(4)	Includes all the shares held by Moyo Partners, LLC.

(5)	Mr. Warshaw is our chief financial officer and secretary. The shares of Common Stock beneficially owned by Mr. Warshaw include 52,088 shares issuable upon the exercise of an option at an exercise price of $0.02 per share.

(6)	Includes 52,088 shares of Common Stock issuable upon the exercise of an option at an exercise price of $0.02 per share.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board consists solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal years ended March 31, 2013 and 2012, R&R contributed capital to us in the amount of $0 and $45,500, respectively.

On May 22, 2013, we granted a non-qualified option (the “Option”) to purchase 52,088 shares of Common Stock, at an exercise price of $0.02 per share, to Kirk Warshaw for services as our chief financial officer. The Option was immediately exercisable for all the underlying shares and expires on May 21, 2023.

On May 14, 2013, we issued to Ironbound, our majority stockholder, a two- year convertible note in the principal amount of $ 100,000, accruing interest at the rate of 5.0% per annum. The principal and accrued interest on such note are convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” at the “Conversion” (both as defined in such note).

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009. Kirk Warshaw, our chief financial officer, is a managing member of the LLC. Pursuant to such agreement, we paid or are obligated to pay the LLC an aggregate of $2,000 during each of the fiscal years ended March 31, 2013 and 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

For the year ended March 31, 2013, we were billed $ 9,500 by Liggett, our independent accountants effective as of October 22, 2012, for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our reports on Form 10-Q for the second and third quarters and $4,000 by Sherb, for professional services rendered for the review of financial statements included in our reports on Form 10-Q for the first quarter. For the year ended March 31, 2012, we paid $13,500 to Sherb, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Liggett – 2013 and Sherb-2012)
•	Balance Sheets at March 31, 2013 and 2012
•	Statements of Operations for the years ended March 31, 2013 and 2012 and for the period from September 26, 2005 (Inception) to March 31, 2013
•	Statements of Changes in Stockholders’ Equity (Deficit) for the period from September 26, 2005 (Date of Inception) to March 31, 2013
•	Statements of Cash Flows for the years ended March 31, 2013 and 2012 and for the period from September 26, 2005 (Date of Inception) to March 31, 2013
•	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008 (1)
3.2	Certificate Eliminating the Series A Preferred Stock (1)
3.4	By-Laws (2)
4.1	Two- year Convertible Note, dated May 14, 2013, in the principal amount of $100,000, bearing interest at the rate of 5.0% per annum issued to Ironbound Partners Fund, LLC (4)
10.1	Occupancy Agreement between Newtown and Kirk M. Warshaw, LLC (3)
10.2	Stock Option Agreement, dated May 22, 2013 - Kirk M. Warshaw*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

(1)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the company’s registration statement on Form SB-2 (Registration No. 333-135495), filed on June 30, 2006, and incorporated herein by reference.
(3)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, and incorporated herein by reference.
(4)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on May 15, 2013, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTOWN LANE MARKETING, INCORPORATED

Date: June 25, 2013

	By:	/s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 25, 2013

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)
Date: June 25, 2013

/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Newtown Lane Marketing, Incorporated

(A Development Stage Company)

Summit, New Jersey

We have audited the accompanying balance sheet of Newtown Lane Marketing, Incorporated (A Development Stage Company) as of March 31, 2013 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended March 31, 2013. We have also audited the amounts presented for the period April 1, 2012 to March 31, 2013, included in the statements of stockholder’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from September 26, 2005 (inception) to March 31, 2013. We did not audit the period September 26, 2005 (inception) to March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtown Lane Marketing, Incorporated as of March 31, 2013 and the results of its operations and its cash flows for the year ended March 31, 2013, and the amounts presented for the period April 1, 2012 to March 31, 2013 included in the statements of stockholders’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from September 26, 2005 (inception) to March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett, Vogt & Webb, P.A.
Certified Public Accountants

New York, NY
June 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Newtown Lane Marketing, Incorporated

(A Development Stage Company)

Summit, New Jersey

We have audited the accompanying balance sheet of Newtown Lane Marketing, Incorporated (A Development Stage Company) as of March 31, 2012 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended March 31, 2012. We have also audited the amounts presented for the period April 1, 2009 to March 31, 2012, included in the statements of stockholder’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from September 26, 2005 (inception) to March 31, 2012. We did not audit the period September 26, 2005 (inception) to March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtown Lane Marketing, Incorporated as of March 31, 2012 and the results of its operations and its cash flows for the year ended March 31, 2012, and the amounts presented for the period April 1, 2009 to March 31, 2012 included in the statements of stockholders’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from September 26, 2005 (inception) to March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/SHERB & CO, LLP
Certified Public Accountants

New York, NY
June 25, 2012

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	March 31,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$9,810	$31,098
TOTAL CURRENT ASSETS	$9,810	$31,098

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$36,933	$27,172
TOTAL CURRENT LIABILITIES	36,933	27,172

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,375,755 and 1,375,755 shares issued and outstanding, respectively	1,376	1,376
Additional paid-in capital	2,045,088	2,045,088
Deficit accumulated during the development stage	(2,073,587)	(2,042,538)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(27,123)	3,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,810	$31,098

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative During the Development Stage September 26, 2005
	Year Ended		(Inception)
	March 31,		Through
	2013	2012	March 31, 2013
			(Unaudited)
Expenses
Selling, general and administrative	$31,049	$36,595	$1,630,705
Interest expense, net	0	0	288,046
Total expense	31,049	36,595	1,918,751
Loss from continuing operations	(31,049)	(36,595)	(1,918,751)

Loss from discontinued operations	0	0	(154,836)

Net loss	$(31,049)	$(36,595)	$(2,073,587)

Net loss per share – basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	1,375,755	1,375,755

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from September 26, 2005 (Inception) through March 31, 2013

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

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - (continued)

For the Period from September 26, 2005 (Inception) through March 31, 2013

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Contributed Capital	0	0	0	0	36,500	0	36,500
Net loss	0	0	0	0	0	(30,613)	(30,613)
Balances at March 31, 2011	0	0	1,375,755	1,376	1,999,588	(2,005,943)	(4,979)
Contributed Capital	0	0	0	0	45,500	0	45,500
Net loss	0	0	0	0	0	(36,595)	(36,595)
Balances at March 31, 2012	0	0	1,375,755	1,376	2,045,088	(2,042,538)	3,926
Net loss	0	0	0	0	0	(31,049)	(31,049)
Balances at March 31, 2013	0	$0	1,375,755	$1,376	$2,045,088	$(2,073,587)	$(27,123)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative During the Development Stage September 26, 2005
	Year Ended March 31,		(Inception)
			Through
	2013	2012	March 31, 2013
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,049)	$(36,595)	$(2,073,587)
Net loss from discontinued operations	0	0	(154,836)
Net loss from continuing operations	(31,049)	(36,595)	(1,918,751)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	0	0	401,350
Amortization of debt discount	0	0	160,003
Changes in operating assets and liabilities:	0	0	0
Increase (decrease) in accounts payable and accruals	9,761	8,276	249,703
NET CASH USED IN OPERATING ACTIVITIES	(21,288)	(28,319)	(1,107,695)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of notes payable	0	0	799,997
Principal payments made on notes payable	0	0	(625,030)
Proceeds from issuance of common and preferred stock	0	0	837,003
Contributed capital	0	45,500	263,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	45,500	1,275,470

DISCONTINUED OPERATIONS
Discontinued operating activities	0	0	(125,796)
Discontinued investing activities	0	0	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	0	0	(154,836)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,288)	17,181	12,939

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,098	13,917	0
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,810	$31,098	$12,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$0	$0	$0
Income taxes	$0	$0	$0
Non-cash Transactions
Equity based compensation	$0	$0	$11,750
Issuance of common stock for accounts payable	$0	$0	$64,800
Issuance of common stock for debt and accrued interest	$0	$0	$479,811
Conversion of Series A Preferred Stock	$0	$0	$741

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2013 and 2012

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

Years ended March 31, 2013 and 2012

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

For purposes of the statements of cash flows Newtown considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

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

Years ended March 31, 2013 and 2012

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and Newtown uses different assumptions, Newtown’s stock-based compensation expense could be materially different in the future. In addition, Newtown is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating Newtown’s forfeiture rate, Newtown analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If Newtown’s actual forfeiture rate is materially different from its estimate, or if Newtown reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. There was no equity based compensation for the year ended March 31, 2013.

(g)	New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on the financial position of Newtown.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2013 and 2012

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

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2013 and 2012

NOTE 3 - STOCKHOLDERS’ EQUITY (continued):

In December 2008, we sold 55,000 shares of Common Stock to Kirk Warshaw, CFO, for $2,000. We determined such shares were issued below their fair value; hence $11,750 of compensation expense was recorded for the difference in value of the shares issued for cash versus fair value of such shares.

Subsequent to our fiscal year end, on May 6, 2013, Ironbound Partners Fund, LLC (“Ironbound”) acquired 950,944 shares of Common Stock (the “Acquired Shares”) for an aggregate purchase price of $15,000, or $0.0157737 per share. The Acquired Shares represent 69.1% of our total issued and outstanding shares of Common Stock. The Acquired Shares were purchased by Ironbound, utilizing its available and uncommitted cash, from the Chapter 7 Trustee of the Estates of Rodman & Renshaw, LLC (“Rodman”), Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). The Acquired Shares constitute all the shares of Common Stock previously owned by R&R, an affiliate of Rodman.

During the years ended March 31, 2013 and March 31, 2012, R&R contributed to us $0 and $45,500, respectively. The proceeds were recorded to additional paid-in capital as contributed capital.

NOTE 4 – INCOME TAXES

	March 31,
	2013	2012
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards & capital loss carry forward	$603,000	$592,000

Less valuation allowance	(603,000)	(592,000)
	$-	$-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	March 31,
	2013	2012
Provision for expected federal statutory rate	(35)%	(35)%
Permanent differences – equity based compensation	-	-
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%
	—%	—%

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2013 and 2012

NOTE 4 – INCOME TAXES (continued):

At March 31, 2013, Newtown had approximately $1,695,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2030. In addition, there is a $25,000 capital loss carryover, which is fully reserved as well. This capital loss expires in 2026. The deferred tax asset and related valuation increased by approximately $11,000 during the period ended March 31, 2013. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of Newtown. The benefits of these NOL’s may be reduced in the future if Newtown is successful in establishing a new business.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the fiscal year ended March 31, 2013, on May 6, 2013, Ironbound purchased the Acquired Shares for an aggregate purchase price of $15,000, or $0.0157737 per share. The Acquired Shares represent 69.1% of our total issued and outstanding shares of Common Stock. The Acquired Shares were purchased by Ironbound, utilizing its available and uncommitted cash, from the Chapter 7 Trustee of the Estates of Rodman, Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). The Acquired Shares constitute all the shares of Common Stock previously owned by R&R, an affiliate of Rodman.

On May 14, 2013, Ironbound loan $100,000 to us and we issued a convertible promissory note in the principal amount of $100,000 to Ironbound (the “Note”). The Note is for a two-year term and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the Note is convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” (as defined in the Note) at the “Conversion Price” (as defined in the Note).

On May 15, 2013, we negotiated a full settlement with a vendor who was owed $19,875 for a cash payment of $2,246.

On May 22, 2013, we granted a non-qualified option (the “Option”) to purchase 52,088 shares of Common Stock, at an exercise price of $0.02 per share, to Kirk Warshaw for services as our chief financial officer. The Option was immediately exercisable for all the underlying shares and expires on May 21, 2023.

