Form 10-Q
period 2013-09-30
NEWTOWN LANE MARKETING INC
filed 2013-11-08
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2013

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,375,755 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of November 8, 2013.

NEWTOWN LANE MARKETING, INCORPORATED

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013	3

Condensed Statements of Operations for the Three and Six Months Ended September 30, 2013 and 2012 and the Period from September 26, 2005 (Date of Inception) to September 30, 2013 (unaudited)	4

Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Period from September 26, 2005 (Date of Inception) to September 30, 2013 (unaudited)	5

Condensed Statements of Cash Flows for the for the Six Months Ended September 30, 2013 and 2012 and the Period from September 26, 2005 (Date of Inception) to September 30, 2013 (unaudited)	7

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	15

SIGNATURES	16

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$50,478	$9,810
Prepaid assets	6,542	0
TOTAL CURRENT ASSETS	$57,020	$9,810

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,022	$36,933
TOTAL CURRENT LIABILITIES	11,022	36,933
Long term convertible note payable	100,000	0
Total liabilities	111,022	36,933

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,375,755 and 1,375,755 shares issued and outstanding, respectively	1,376	1,376
Additional paid-in capital	2,045,816	2,045,088
Deficit accumulated during the development stage	(2,101,194)	(2,073,587)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(54,002)	(27,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$57,020	$9,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					September 26, 2005
	Three Months Ended		Six Months Ended		(Inception)
	September 30,		September 30,		Through
	2013	2012	2013	2012	September 30, 2013
Expenses
Selling, general and administrative	$21,478	$8,280	$43,319	$16,066	$1,674,024
Interest expense, net	1,264	-	1,917	-	289,963
Total expense	22,742	8,280	45,236	16,066	1,963,987

Other income
Debt settlement	0	0	17,629	0	17,629
Total other income	0	0	17,629	0	17,629

Loss from continuing operations	(22,742)	(8,280)	(27,607)	(16,066)	(1,946,358)

Loss from discontinued operations	0	0	0	0	(154,836)

Net loss	$(22,742)	$(8,280)	$(27,607)	$(16,606)	$(2,101,194)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	1,375,755	1,375,755	1,375,755	1,375,755

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from September 26, 2005 (Inception) through September 30, 2013

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

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - (continued)
For the Period from September 26, 2005 (Inception) through September 30, 2013

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Contributed Capital	0	0	0	0	36,500	0	36,500
Net loss	0	0	0	0	0	(30,613)	(30,613)
Balances at March 31, 2011	0	0	1,375,755	1,376	1,999,588	(2,005,943)	(4,979)
Contributed Capital	0	0	0	0	45,500	0	45,500
Net loss	0	0	0	0	0	(36,595)	(36,595)
Balances at March 31, 2012	0	0	1,375,755	1,376	2,045,088	(2,042,538)	3,926
Net loss	0	0	0	0	0	(31,049)	(31,049)
Balances at March 31, 2013	0	0	1,375,755	1,376	2,045,088	(2,073,587)	(27,123)
Equity based compensation	0	0	0	0	728	0	728
Net loss	0	0	0	0	0	(27,607)	(27,607)
Balances at September 30, 2013(Unaudited)	0	$0	1,375,755	$1,376	$2,045,816	$(2,101,194)	$(54,002)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative During the Development Stage September 26, 2005
	Six Months Ended September 30,		(Inception)
			Through
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,607)	$(16,066)	$(2,101,194)
Net loss from discontinued operations	-	-	(154,836)
Net loss from continuing operations	(27,607)	(16,066)	(1,946,358)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	728	0	402,078
Amortization of debt discount	0	0	160,003
Debt settlement	17,629	0	17,629
Increase in other assets	(6,542)	0	(6,542)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(43,540)	5,313	203,034
NET CASH USED IN OPERATING ACTIVITIES	(59,332)	(10,753)	(1,170,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	100,000	0	899,997
Principal payments made on notes payable	0	0	(625,030)
Proceeds from issuance of common and preferred stock	0	0	837,003
Contributed capital	0	0	263,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	0	1,375,470

DISCONTINUED OPERATIONS
Discontinued operating activities	0	0	(125,796)
Discontinued investing activities	0	0	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	0	0	(154,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,668	(10,753)	50,478

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,810	31,098	0
CASH AND CASH EQUIVALENTS AT END OF YEAR	$50,478	$20,345	$50,478

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$0	$0	$0
Income taxes	0	0	0
Non-cash Transactions
Equity based compensation	$0	$0	$11,750
Issuance of common stock for accounts payable	$0	$0	$64,800
Issuance of common stock for debt and accrued interest	$0	$0	$479,811
Conversion of Series A Preferred Stock	$0	$0	$741

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
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

The interim financial information as of September 30, 2013 and for the three and six month periods ended September 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2013 and results of operations and cash flows for the three and six months ended September 30, 2013 and 2012, as applicable, have been made. The results of operations for the six months ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
September 30, 2013
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

As of September 30, 2013, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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
September 30, 2013
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

As of September 30, 2013, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 1,375,755 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012

We are a development stage corporation with limited operations and did not have any revenues during the three month periods ended September 30, 2013 and 2012, respectively.

Total expenses from continuing operations for the three months ended September 30, 2013 and 2012 were $22,742 and $8,280, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

SIX MONTH PERIOD ENDED SEPTEMBER 30, 2013 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2012

We are a development stage corporation with limited operations and did not have any revenues during the six month periods ended September 30, 2013 and 2012, respectively. We did, however, recognize $17,629 of Other Income in 2013 which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor.

Total expenses from continuing operations for the six months ended September 30, 2013 and 2012 were $45,236 and $16,066, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”) and for the six-month period ended September 30, 2013 expenses associated with the aforementioned events related to the new majority shareholder and refinancing.

Liquidity and Capital Resources

At September 30, 2013, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. On May 14, 2013, our majority stockholder, Ironbound lent $100,000 to us and we issued the Note to it. At September 30, 2013, we had cash of $50,478 and working capital of $45,998.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
____________________________
*Included herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: November 8, 2013	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: November 8, 2013	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

