Form 10-K
period 2014-03-31
NEWTOWN LANE MARKETING INC
filed 2014-04-25
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

Commission file number: 000-52776

NEWTOWN LANE MARKETING, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3547231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 Columbia Turnpike, Suite 1

Florham Park, NJ 07932

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

Yes ☒ No ☐

On September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter there was no trading market for the registrant’s common stock. The registrant’s common stock last traded on October 16, 2008.

As of April 25, 2014, 13,757,550 shares of the registrant's common stock were outstanding.

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

On August 29, 2008, we implemented a 1 for 50 reverse stock split (the “Reverse Split”) of our Common Stock. Pursuant to the Reverse Split, each 50 shares of Common Stock issued and outstanding was converted into one share of Common Stock.

Effective August 15, 2013, we declared and paid stock a dividend on our outstanding Common Stock to stockholders of record as of August 15, 2013 (the “Record Date”). As a result, all stockholders on the Record Date received nine new shares of Common Stock for each share of Common Stock owned by them as of the that date (the “2013 Stock Dividend”).

All share and per share data contained in this Report has been retroactively restated to reflect the Reverse Split and the 2013 Stock Dividend and all fractional shares, if any, as a result thereof have been rounded upward to the next whole share.

As of March 31, 2014, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

CHANGE OF OWNERSHIP TRANSACTIONS

On August 8, 2007 (the “Effective Date”), we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, approximately, four million four hundred seventy nine thousand two hundred fifty (4,479,250) shares of our common stock, par value $0.001 per share (“Common Stock”) and five hundred (500) shares of our Series A Preferred Stock, par value $.001 per share (“Series A Preferred Stock”), each share convertible at the option of the holder into, approximately, fourteen thousand eight hundred twenty (14,820) shares of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Series A Preferred Stock were convertible only to the extent there were a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring nine million five hundred nine thousand four hundred forty (9,509,440) shares of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into five million nine hundred twenty eight thousand (5,928,000) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring two million three hundred seventy seven thousand three hundred sixty (2,377,360) shares of Common Stock (assuming the conversion by Moyo of its one hundred (100) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into one million four hundred eighty one thousand five hundred ten (1,481,510) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 (the “December Notes”), the Note holders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 274,200 shares of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

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

On October 19, 2007, we effected an amendment to our Certificate of Incorporation to increase to 100,000,000 the number of authorized shares of Common Stock available for issuance (the “Charter Amendment”). As a result of the Charter Amendment, as of October 19, 2007, we had adequate shares of Common Stock available for issuance upon the conversion of all the issued and outstanding shares of Series A Preferred Stock.

On December 19, 2007, the holders of all the issued and outstanding shares of Series A Preferred Stock elected to convert all of their shares into shares of Common Stock. As a result, the 500 shares of Series A Preferred Stock outstanding were exchanged for 7,407,540 shares of Common Stock, and all 500 shares of the Series A Preferred Stock were returned to the status of authorized and unissued shares of undesignated preferred stock, par value $.001 per shares. None of the Series A Preferred Stock were outstanding as of the Series A Preferred Elimination Date.

In December 2008, we sold 550,000 shares of restricted Common Stock to our Chief Financial Officer, for $2,000. The issuance of these shares was exempt from registration pursuant to Sections 4(2) and 4(6) or the Securities Act of 1933, as amended (the “Act”). The stock certificate representing these shares was imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an exemption from registration under the Act.

On May 6, 2013, Ironbound Partners Fund, LLC (“Ironbound”) acquired 9,509,440 shares of our outstanding Common Stock (the “Acquired Shares”) for an aggregate purchase price of $15,000, or $0.00157737 per share, from the Chapter 7 Trustee of the Estates of Rodman & Renshaw, LLC (“Rodman”), Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). The Acquired Shares constituted all the shares of Common Stock previously owned by R&R, an affiliate of Rodman, and represented 69.1% of our total issued and outstanding shares of Common Stock as of May 6, 2013.

On May 14, 2013, Ironbound loaned $100,000 to us and we issued a convertible promissory note in the principal amount of $100,000 to Ironbound (the “Note”). The Note is for a two-year term and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the Note is convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” (as defined in the Note) at the “Conversion Price” (as defined in the Note).

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

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will likely be dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we do not expect to have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

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

CERTAIN CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Since inception, we have incurred negative cash flow from operating activities and an accumulated deficit of $2,134,406 through March 31, 2014. For the years ended March 31, 2014 and 2013, we had net losses of $60,820 and $31,049, respectively. We have spent, and subject to obtaining additional financing, expect to continue to spend, substantial amounts in connection with executing our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have historically relied upon funding through capital contributions from our former majority stockholder, R&R, an affiliate of Rodman.  On January 11, 2013, Rodman filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R.  Subsequent to our fiscal year ended March 31, 2013, on May 6, 2013, Ironbound acquired the 9,509,440 shares of Common Stock then owned by R&R from the Chapter 7 Trustee of the Estates of Rodman, Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). On May 14, 2013 we borrowed $100,000 from Ironbound and issued the Note to it. We do not believe that such funds will be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms. Failure to receive adequate additional funding will cause us to cease operations.

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

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Kling, our president and sole director, and Mr. Warshaw, our chief financial officer, are currently involved with other shell companies and conflicts in the pursuit of business combinations with such other shell companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other shell companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and director that are affiliated with both companies would abstain from voting upon the opportunity. We cannot assure you that conflicts of interest among us, our management and our stockholders will not develop.

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

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of our Common Stock. There are currently 86,242,450 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

As of April 21, 2014, Ironbound beneficially owned approximately 69% of the outstanding shares of our Common Stock. As a result, Ironbound is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

Our Common Stock has not traded since October 16, 2008. Since inception, our Common Stock has been quoted on the OTC Bulletin Board and currently on the OTC Markets, both of which provide significantly less liquidity than a national securities exchange such as the NYSE or the NASDAQ. There is uncertainty that we will ever be accepted for a listing on a national securities exchange. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal offices are located at 131 Columbia Turnpike, Suite 1, Florham Park, NJ one of the office locations of Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer and secretary. We have occupied our principal offices on a month to month basis since January 2014. Until January 2014, our principal offices were located at 133 Summit Avenue, Suite 22, Summit, NJ which had been owned by the LLC. On January 1, 2009, we began paying a quarterly fee of $500 to the LLC for the use and occupancy, and administrative services, related to our principal offices. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The trading symbol of our Common Stock on the OTCQB is "NTWN". Our Common Stock last traded on October 16, 2008.

(b) Holders. As of April 21, 2014, there were 69 record holders of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board may consider.

Unregistered Sale of Equity Securities

In February 2014, we issued to a consultant a non-qualified stock option for 366,110 shares of our Common Stock, at an exercise price of $0.02 per share, which expires 10 years from the date of grant.

The foregoing option is subject to vesting and forfeiture and was issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are a development stage corporation with limited operations and have very limited revenues from our business operations since our incorporation in September 2005. Until December 31, 2007, we held an exclusive license to exploit the Dreesen's Donut Brand in certain territories within the United States. The license from Dreesen expired on December 31, 2007.

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

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will likely be dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we do not expect the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2014, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to consummate a business combination transaction with an operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2014 Compared to the Fiscal Year Ended March 31, 2013

We are a development stage corporation with limited operations and did not have any operating revenues during the fiscal years ended March 31, 2014 and 2013, respectively. We did, however, recognize $17,664 of Other Income during the fiscal year ended March 31, 2014 most of which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor.

Total expenses from Continuing Operations for the fiscal years ended March 31, 2014 and 2013 were $78,484 and $31,049, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act and for the year ended March 31, 2014 expenses associated with the aforementioned events related to the new majority shareholder and refinancing.

Liquidity and Capital Resources

At March 31, 2014, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. On May 14, 2013, our majority stockholder, Ironbound lent $100,000 to us and we issued the Note to it. At March 31, 2014, we had cash of $24,086 and working capital of $16,446. We do not believe that such funds will be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 2 to the financial statements describes the significant accounting policies and methods used in the preparation of our financial statements.

We have identified the policies below as some of the more critical to our business and the understanding of our financial position and results of operations.  These policies may involve a high degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from estimates. If different assumptions or conditions were to prevail, the results could be materially different from these reported results. The impact and any associated risks related to these policies on our business operations are discussed throughout this Report where such policies affect our reported and expected financial results.

The preparation of our financial statements, in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates have a material impact on our financial statements and are discussed in detail throughout this Report.

As part of the process of preparing our financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

We account for our stock option grants under the provisions of the accounting guidance for Share-Based Payments. Such guidance requires the recognition of the fair value of share-based compensation in the statements of operations. The fair value of our stock option awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing this guidance, including expected stock price volatility and the estimated life of each award. The fair value of share-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of this guidance.

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

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2014, our internal control over financial reporting is effective based on these criteria.

       (c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of April 21, 2014:

Name	Age	Title
Arnold P. Kling	56	President and director
Kirk M. Warshaw	56	Chief financial officer and secretary

Arnold P. Kling. Mr. Kling has served as our president and a director since August 2007. For the past 14 years, Mr. Kling has been the senior managing partner for a group of private equity investment funds that invest and manage early stage companies whose technologies have the potential to disrupt their targeted markets. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a director and president of Protalex, Inc. (OTCQB: PRTX) and 24Holdings, Inc. (OTCQB: TWFH). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2007, have given him the expertise needed to serve as our director.

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer and secretary, since August 2007. Mr. Warshaw is a financial professional who, since 1990, has provided clients in various industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a senior accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer of Protalex, Inc. (OTCQB: PRTX) and 24Holdings, Inc. (OTCQB: TWFH).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended March 31, 2014 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director. Neither received any regular compensation for their services rendered on our behalf during our fiscal year ended on March 31, 2014. Neither Mr. Kling nor Mr. Warshaw received any compensation during the fiscal years ended March 31, 2014 and 2013 except that in May 2013 Mr. Warshaw was granted an Option (described in Item 13 below) for services as our chief financial officer. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of April 21, 2014 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percentage of Ownership
Ironbound Partners Fund, LLC 970 West Broadway, PMB 402 Jackson, Wyoming 83001	9,509,440	(2)	69.1%

Moyo Partners, LLC (3) c/o Arnold P. Kling 410 Park Avenue- suite 1710 New York, NY 10022	2,377,360		17.3%

Arnold P. Kling (4) 410 Park Avenue- suite 1710 New York, NY 10022	2,377,360		17.3%

Kirk M. Warshaw (5) 2640 Lake Shore Dr., Unit 1708 Riviera Beach, FL 33404	1,070,880		7.5%

All Directors and Officers (2 persons) as a group	3,448,240	(6)	24.1%

(1)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of April 21, 2014 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Does not include shares of Common Stock issuable upon the conversion the Note.

(3)	Arnold P. Kling, our president and sole director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(4)	Includes all the shares held by Moyo Partners, LLC.

(5)	Mr. Warshaw is our chief financial officer and secretary. The shares of Common Stock beneficially owned by Mr. Warshaw include 520,880 shares issuable upon the exercise of an option at an exercise price of $0.002 per share (described in item 13 below).

(6)	Includes 520,880 shares of Common Stock issuable upon the exercise of an option at an exercise price of $0.002 per share.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board consists solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

On May 22, 2013, we granted a non-qualified option (the “Option”) to purchase 520,880 shares of Common Stock, at an exercise price of $0.002 per share, to Kirk Warshaw for services as our chief financial officer. The Option was immediately exercisable for all the underlying shares and expires on May 21, 2023.

On May 14, 2013, we issued to Ironbound, our majority stockholder, a two-year convertible note in the principal amount of $100,000, accruing interest at the rate of 5.0% per annum. The principal and accrued interest on such note are convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” at the “Conversion Price” (both as defined in such note).

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provided for quarterly payments from us to the LLC of $500. The effective date of the agreement was January 1, 2009. It was terminated as of December 31, 2013 when we moved to our current location. Kirk Warshaw, our chief financial officer, is a managing member of the LLC. Pursuant to such agreement, we paid or are obligated to pay the LLC an aggregate of $2,000 during the fiscal year ended March 31, 2013 and $1,500 during the fiscal year ended March 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

For the fiscal year ended March 31, 2014, we were billed $13,500 by Liggett, Vogt & Webb, P.A. (“Liggett”), our independent accountants effective as of October 22, 2012, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings. For the fiscal year ended March 31, 2013, we paid $ 9,500 to Liggett for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our reports on Form 10-Q for the second and third quarters and $4,000 to our former independent accountants, Sherb & Co., LLP, for professional services rendered for the review of financial statements included in our reports on Form 10-Q for the first quarter.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at March 31, 2014 and 2013
•	Statements of Operations for the years ended March 31, 2014 and 2013 and for the period from September 26, 2005 (Inception) to March 31, 2014
•	Statements of Changes in Stockholders’ Equity (Deficit) for the period from September 26, 2005 (Date of Inception) to March 31, 2014
•	Statements of Cash Flows for the years ended March 31, 2014 and 2013 and for the period from September 26, 2005 (Date of Inception) to March 31, 2014
•	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008 (1)
3.2	Certificate Eliminating the Series A Preferred Stock (1)
3.4	By-Laws (2)
4.1	Two- year Convertible Note, dated May 14, 2013, in the principal amount of $100,000, bearing interest at the rate of 5.0% per annum issued to Ironbound Partners Fund, LLC (4)
10.1	Occupancy Agreement between Newtown and Kirk M. Warshaw, LLC (3)
10.2	Stock Option Agreement, dated May 22, 2013 - Kirk M. Warshaw(5)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Included herewith

(1)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the company’s registration statement on Form SB-2 (Registration No. 333-135495), filed on June 30, 2006, and incorporated herein by reference.
(3)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, and incorporated herein by reference.
(4)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on May 15, 2013, and incorporated herein by reference.
(5)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTOWN LANE MARKETING, INCORPORATED

Date: April 25, 2014

	By:	/s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 25, 2014

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: April 25, 2014

/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Newtown Lane Marketing, Incorporated

(A Development Stage Company)

Florham Park, New Jersey

We have audited the accompanying balance sheets of Newtown Lane Marketing, Incorporated (A Development Stage Company) as of March 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended March 31, 2014 and 2013. We have also audited the amounts presented for the period April 1, 2012 to March 31, 2014, included in the statements of stockholder’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from September 26, 2005 (inception) to March 31, 2014. We did not audit the period September 26, 2005 (inception) to March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtown Lane Marketing, Incorporated as of March 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years ended March 31, 2014 and 2013, and the amounts presented for the period April 1, 2012 to March 31, 2014 included in the statements of stockholders’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from September 26, 2005 (inception) to March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Newtown Lane Marketing, Incorporated will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, NY
April 25, 2014

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	March 31,	March 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$24,086	$9,810
Prepaid assets	2,791	0
TOTAL CURRENT ASSETS	$26,877	$9,810

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,431	$36,933
TOTAL CURRENT LIABILITIES	10,431	36,933
Long term convertible note payable - Related Party	100,000	0
Total liabilities	110,431	36,933

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,037,095	2,032,706
Deficit accumulated during the development stage	(2,134,407)	(2,073,587)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(83,554)	(27,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$26,877	$9,810

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative During the Development Stage September 26, 2005
	Year Ended		(Inception)
	March 31,		Through
	2014	2013	March 31, 2014
			(Unaudited)
Expenses
Selling, general and administrative	$74,053	$31,049	$1,704,758
Interest expense, net	4,431	0	292,477
Total expense	78,484	31,049	1,997,235
Loss from continuing operations	(78,484)	(31,049)	(1,997,235)

Other Income	17,664	0	17,664
Loss from discontinued operations	0	0	(154,836)

Net loss	$(60,820)	$(31,049)	$(2,134,407)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from September 26, 2005 (Inception) through March 31, 2014

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Founders shares issued at inception	0	$0	670,000	$670	$74,330	$0	$75,000
Stock issued for services	0	0	70,000	70	8,680	0	8,750
Stock issued in connection with convertible notes	0	0	109,720	110	159,893	0	160,003
Net loss	0	0	0	0	0	(363,474)	(363,474)
Balances at March 31, 2006 (Unaudited)	0	0	849,720	850	242,903	(363,474)	(119,721)
Accrued consulting fees converted to stock	0	0	51,840	52	64,748	0	64,800
Stock issued for services to founders	0	0	120,000	120	149,880	0	150,000
Transfer of officer's shares	0	0	0	0	78,750	0	78,750
Issuance of stock options	0	0	0	0	83,100	0	83,100
Stock issued in exchange for options	0	0	25,000	25	49,975	0	50,000
Net loss	0	0	0	0	0	(1,124,608)	(1,124,608)
Balances at March 31, 2007 (Unaudited)	0	0	1,046,560	1,047	669,356	(1,488,082)	(817,679)
Stock transferred for services	0	0	0	0	19,000	0	19,000
Stock issued to retire debt and accrued interest	0	0	274,200	274	479,537	0	479,811
Stock issued for cash proceeds	500	1	4,479,250	4,479	595,520	0	599,999
Series A preferred stock converted	(500)	(1)	7,407,540	7,408	(7,407)	0	0
Contributed Capital	0	0	0	0	110,000	0	110,000
Net loss	0	0	0	0	0	(376,382)	(376,382)
Balances at March 31, 2008 (Unaudited)	0	0	13,207,550	13,208	1,866,006	(1,864,464)	14,750
Stock issued for cash proceeds	0	0	550,000	550	1,450	0	2,000
Equity based compensation	0	0	0	0	11,750	0	11,750
Contributed Capital	0	0	0	0	42,500	0	42,500
Net loss	0	0	0	0	0	(75,371)	(75,371)
Balances at March 31, 2009 (Unaudited)	0	0	13,757,550	13,758	1,921,706	(1,939,835)	(4,371)
Contributed Capital	0	0	0	0	29,000	0	29,000
Net loss	0	0	0	0	0	(35,495)	(35,495)
Balances at March 31, 2010 (Unaudited)	0	0	13,757,550	13,758	1,950,706	(1,975,330)	(10,866)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - (continued)

For the Period from September 26, 2005 (Inception) through March 31, 2014

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Contributed Capital	0	0	0	0	36,500	0	36,500
Net loss	0	0	0	0	0	(30,613)	(30,613)
Balances at March 31, 2011 (Unaudited)	0	0	13,757,550	13,758	1,987,206	(2,005,943)	(4,979)
Contributed Capital	0	0	0	0	45,500	0	45,500
Net loss	0	0	0	0	0	(36,595)	(36,595)
Balances at March 31, 2012	0	0	13,757,550	13,758	2,032,706	(2,042,538)	3,926
Net loss	0	0	0	0	0	(31,049)	(31,049)
Balances at March 31, 2013	0	0	13,757,550	13,758	2,032,706	(2,073,587)	(27,123)
Equity based compensation	0	0	0	0	4,389	0	4,389
Net loss	0	0	0	0	0	(60,820)	(60,820)
Balances at March 31, 2014	0	$0	13,757,550	$13,758	$2,037,095	$(2,134,407)	$(83,554)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative During the Development Stage September 26, 2005
	Year Ended March 31,		(Inception) Through
	2014	2013	March 31, 2014
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,820)	$(31,049)	$(2,134,407)
Net loss from discontinued operations	0	0	(154,836)
Net loss from continuing operations	(60,820)	(31,049)	(1,979,571)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	4,389	0	405,739
Amortization of debt discount	0	0	160,003
Debt Settlement	17,629	0	17,629
Increase in other assets	(2,791)	0	(2,792)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(44,131)	9,761	202,444
NET CASH USED IN OPERATING ACTIVITIES	(85,724)	(21,288)	(1,196,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	100,000	0	899,997
Principal payments made on notes payable	0	0	(625,030)
Proceeds from issuance of common and preferred stock	0	0	837,003
Contributed capital	0	0	263,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	0	1,375,470

DISCONTINUED OPERATIONS
Discontinued operating activities	0	0	(125,796)
Discontinued investing activities	0	0	(29,040)
NET CASH USED IN DISCONTINUED OPERATIONS	0	0	(154,836)

NET DECREASE IN CASH AND CASH EQUIVALENTS	14,276	(21,288)	24,086

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,810	31,098	0
CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,086	$9,810	$24,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$0	$0	$0
Income taxes	$0	$0	$0
Non-cash Transactions
Equity based compensation	$0	$0	$11,750
Issuance of common stock for accounts payable	$0	$0	$64,800
Issuance of common stock for debt and accrued interest	$0	$0	$479,811
Conversion of Series A Preferred Stock	$0	$0	$741

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2014 and 2013

NOTE 1 - DESCRIPTION OF COMPANY

Newtown Lane Marketing Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005. We are a development stage company that until December 31, 2007, held a license to exploit the Dreesen's Donut Brand in certain territories within the United States. In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen's Donut Brand at that time. Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations. The license from Dreesen expired on December 31, 2007.

EQUITY TRANSACTIONS

On August 8, 2007 (the “Effective Date”), we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, approximately, four million four hundred seventy nine thousand two hundred fifty (4,479,250) shares of our common stock, par value $0.001 per share (“Common Stock”) and five hundred (500) shares of our Series A Preferred Stock, par value $.001 per share (“Series A Preferred Stock”), each share convertible at the option of the holder into, approximately, fourteen thousand eight hundred twenty (14,820) shares of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Series A Preferred Stock were convertible only to the extent there were a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring nine million five hundred nine thousand four hundred forty (9,509,440) shares of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into five million nine hundred twenty eight thousand (5,928,000) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring two million three hundred seventy seven thousand three hundred sixty (2,377,360) shares of Common Stock (assuming the conversion by Moyo of its one hundred (100) shares of Series A Preferred Stock it acquired pursuant to the Purchase Agreement into one million four hundred eighty one thousand five hundred ten (1,481,510) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under outstanding convertible promissory notes in the principal amount of $960,000 (the “December Notes”), the Note holders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 274,200 shares of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

On the Effective Date: (i) Arnold P. Kling was appointed to our Board of Directors (“Board”) and served together with Vincent J. McGill, a then current director who continued to serve until August 20, 2007, the effective date of his resignation from our Board; (ii) all of our then officers and directors, with the exception of Mr. McGill, resigned from their respective positions with us; (iii) our Board appointed Mr. Kling as president and Kirk M. Warshaw as chief financial officer and secretary; and (iv) we relocated our then headquarters to Chatham, New Jersey.

Following Mr. McGill’s resignation from our Board on August 20, 2007, Mr. Kling became our sole director and president.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2014 and 2013

NOTE 1 - DESCRIPTION OF COMPANY (continued):

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

(a)	Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates Newtown continuing as a going concern. Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, we do own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be-identified operating company or business. We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome these uncertainties.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Since inception, Newtown has incurred an accumulated deficit of $2,134,407 through March 31, 2014. For the years ended March 31, 2014 and 2013, Newtown had net losses of $60,820 and $31,049, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

(b)	Use of Estimates:

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

(c)	Statements of Cash Flows:

For purposes of the statements of cash flows Newtown considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(d)	Loss per Common Share:

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of March 31, 2014, we had a total of 703,935 of potentially dilutive securities comprised solely of stock options.

(e)	Income Taxes:

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

(f)	Financial Instruments:

The estimated fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(g)	Equity Based Compensation:

We adopted the FASB accounting guidance for share based payment transactions. This standard requires us to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

The cost is recognized as compensation expense over the vesting period of the options. The compensation cost included in operating expenses was $4,352 and $0 for the years ended March 31, 2014 and 2013, respectively. No tax benefit was recorded as of March 31, 2014 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carry forwards.

The accounting guidance requires the use of a valuation model to calculate the fair value of each stock-based award. We use the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended March, 31, 2014
Dividends per year	0
Volatility percentage	200.0%
Risk free interest rate	2.80%
Expected life (years)	7-10
Weighted Average Fair Value	$0.002- $0.02

(h)	New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on the financial position of Newtown.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2014 and 2013

NOTE 3 – OTHER INCOME

In May 2013, we settled a trade payable resulting in a $17,629 gain on the settlement of such payable.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

On May 9, 2007, an employee and two officers transferred 500,000 shares in aggregate (approximately 166,670 shares a piece) to a third party for services on our behalf. The fair value of the 500,000 shares transferred of $19,000 was recorded in the statement of operations as a selling, general and administrative expense.

On the Effective Date, we entered into and closed the Purchase Agreement with the Purchasers, pursuant to which we sold to them, in the aggregate approximately, four million four hundred seventy nine thousand two hundred fifty (4,479,250) shares of our Common Stock and five hundred (500) shares of Preferred Stock, each share convertible at the option of the holder into approximately, fourteen thousand eight hundred twenty (14,820) shares of Common Stock, for aggregate gross proceeds to us of $600,000. Preferred Stock is convertible only to the extent there are a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date: (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring nine million five hundred nine thousand four hundred forty (9,509,440) shares of Common Stock (assuming the conversion by R&R of the four hundred (400) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into five million nine hundred twenty eight thousand (5,928,000) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring two million three hundred seventy seven thousand three hundred sixty (2,377,360) shares of Common Stock (assuming the conversion by Moyo of its one hundred (100) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into one million four hundred eighty one thousand five hundred ten (1,481,510) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under the December Notes, the holders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 274,200 shares of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

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

On December 19, 2007, the holders of all the issued and outstanding shares of Series A Preferred Stock elected to convert all of their shares into shares of Common Stock. As a result, the 500 shares of Series A Preferred Stock outstanding were exchanged for 7,407,540 shares of Common Stock, and all 500 shares of the Series A Preferred Stock were returned to the status of authorized and unissued shares of undesignated preferred stock, par value $.001 per shares.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2014 and 2013

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued).

On August 29, 2008, we implemented a 1 for 50 reverse stock split (the “Reverse Split”) of the Common Stock. Pursuant to the Reverse Split, each 50 shares of Common Stock issued and outstanding was converted into one share of Common Stock.

In December 2008, we sold 550,000 shares of Common Stock to Kirk Warshaw, CFO, for $2,000. We determined such shares were issued below their fair value; hence $11,750 of compensation expense was recorded for the difference in value of the shares issued for cash versus fair value of such shares.

On May 6, 2013, Ironbound Partners Fund, LLC (“Ironbound”) acquired 9,509,440 shares of Common Stock (the “Acquired Shares”) for an aggregate purchase price of $15,000, or $0.00157737 per share. The Acquired Shares represent 69.1% of our total issued and outstanding shares of Common Stock. The Acquired Shares were purchased by Ironbound, utilizing its available and uncommitted cash, from the Chapter 7 Trustee of the Estates of Rodman & Renshaw, LLC (“Rodman”), Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). The Acquired Shares constitute all the shares of Common Stock previously owned by R&R, an affiliate of Rodman.

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

On August 15, 2013, we declared a stock dividend on our outstanding Common Stock for stockholders of record as of August 15, 2013 (the “Record Date”). As a result, all stockholders on the Record Date received nine new shares of Common Stock for each share of Common Stock owned by them as of the that date (the “2013 Stock Dividend”). All share and per share data herein has been retroactively restated to reflect the Reverse Split and the 2013 Stock Dividend, since the 2013 Stock Dividend was in substance a forward stock split.

STOCK OPTIONS

During the year ended March 31, 2014, we issued 886,990 non-qualified stock options to an officer and consultant. These options have a ten year term with exercise prices ranging from $0.002 to $0.02 per share. Some of these options immediately and other options issued vested 50% upon issuance and the remainder vest on their six month anniversary. The options issued during the year ended March 31, 2014 have been valued at $8,013 for which $4,352 of compensation expense has been recorded. The balance of the option expense is to be recorded during the year ended March 31, 2015 in the amount of $3,661.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2014 and 2013

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued).

A summary of the common stock option activity for officers and consultants as of March 31, 2014 and for the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at March 31, 2012	0	$0	0
Granted	0	0	0
Exercised	0	0	0
Forfeited	0	0	0
Expired	0	0	0
Outstanding at March 31, 2013	0	0	0
Granted	886,990	$0.009	10
Exercised	0	0	0
Forfeited	0	0	0
Expired	0	0	0
Outstanding at March 31, 2014	886,990	$0.009	9.2
Exercisable at March 31, 2014	703,935

Based on the last trade or purchase of Newtown’s shares at a per share price of $0.00157737, as of March 31, 2014 there is no intrinsic value on the stock options outstanding.

The 886,990 options issued during the year were issued at an exercise price that was above the market price at the time the options were granted.

The following summarizes certain information regarding stock options at March 31, 2014:

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – .002	520,880	$0.002	9.1	520,880	$0.002	9.1
$.01 – .02	366,110	0.02	9.8	183,055	0.02	9.2
	886,990			703,935

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2014 and 2013

NOTE 5 – INCOME TAXES

	March 31,
	2014	2013
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards & capital loss carry forward	$623,000	$603,000

Less valuation allowance	(623,000)	(603,000)

	$-	$-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	March 31,
	2014	2013

Provision for expected federal statutory rate	(35)%	(35)%
Permanent differences – equity based compensation	2%	-
Loss for which no benefit is available or a valuation allowance has been recorded	33%	35%
	—%	—%

At March 31, 2014, Newtown had approximately $1,752,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2030. In addition, there is a $25,000 capital loss carryover, which is fully reserved as well. This capital loss expires in 2026. The deferred tax asset and related valuation increased by approximately $20,000 during the period ended March 31, 2014. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent and past changes in ownership of Newtown. The benefits of these NOL’s may be reduced in the future if Newtown is successful in establishing a new business. Newtown's federal and state income tax returns for the years 2010 through 2014 remain open for audit by applicable regulatory authority.

NEWTOWN LANE MARKETING, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2014 and 2013

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provided for quarterly payments to the LLC of $500. Such agreement was terminated as of December 31, 2013.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated all subsequent events and determined that there were no subsequent events to recognize or disclose in these financial statements.

