Form 10-Q
period 2014-06-30
NEWTOWN LANE MARKETING INC
filed 2014-08-11
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2014

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 13,757,550 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of August 11, 2014.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$10,563	$24,086
Prepaid assets	2,166	2,791
TOTAL CURRENT ASSETS	$12,729	$26,877

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,806	$10,431
TOTAL CURRENT LIABILITIES	10,806	10,431
Long term convertible note payable - related party	100,000	100,000
Total liabilities	110,806	110,431

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,037,095	2,037,095
Accumulated deficit	(2,148,930)	(2,134,407)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(98,077)	(83,554)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,729	$26,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	June 30,
	2014	2013
Expenses
Selling, general and administrative	$13,273	$22,494
Interest expense, net	1,250	0
Total expense	14,523	22,494

Other income	0	17,629

Net loss	$(14,523)	$(4,865)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Three Months Ended June 30, 2014

(unaudited)

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at March 31, 2014	0	$0	13,757,550	$13,758	$2,037,095	$(2,134,407)	$(83,554)
Net loss	0	0	0	0	0	(14,523)	(14,523)
Balances at June 30, 2014	0	$0	13,757,550	$13,758	$2,037,095	$(2,148,930)	$(98,077)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,523)	$(4,865)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	0	728
Debt settlement	0	17,629
Changes in operating assets and liabilities:
Prepaid assets	625	(8,417)
Increase (decrease) in accounts payable and accruals	375	(43,804)
NET CASH USED IN OPERATING ACTIVITIES	(13,523)	(38,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	0	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	100,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,523)	61,271

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,086	9,810
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,563	$71,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest Paid	$0	$0
Income Taxes	0	0

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY

Newtown Lane Marketing Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005. We previously held the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which Dreesen retained for itself. In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen's Donut Brand at that time. Accordingly, prior operations in this regard are reflected in these financial statements as discontinued operations. The license from Dreesen expired on December 31, 2007.

The interim financial information as of June 30, 2014 and for the three month periods ended June 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2014 and results of operations and cash flows for the three months ended June 30, 2014 and 2013, as applicable, have been made. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

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

In December 2008, we sold 550,000 shares of Common Stock to Kirk Warshaw, our CFO, for $2,000. We determined such shares were issued below their fair value; hence $11,750 of compensation expense was recorded for the difference in value of the shares issued for cash versus fair value of such shares.

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

On May 14, 2013, Ironbound - related party loaned $100,000 to us and we issued a convertible promissory note in the principal amount of $100,000 to Ironbound (the “May 2013 Note”). The May 2013 Note is for a two-year term and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2013 Note is convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note was amended in July 2014 in accordance with the Amended and Restated Note, as described below in Note 6 – Subsequent Events.

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

As of June 30, 2014, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

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

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS

Except as set forth below, management does not believe that any other new accounting pronouncements not yet effective will have a material impact on our financial statements once adopted.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  We have elected to adopt the provisions of this ASU early, accordingly all of the past disclosures and presentations on development stage accounting have been eliminated.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS (continued):

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement was January 1, 2009. Such agreement was terminated during the quarter ended March 31, 2014.

NOTE 6 – SUBSEQUENT EVENTS

On July 25, 2014, we raised gross proceeds of $72,000 in a debt financing transaction with Ironbound and, in connection therewith, issued to Ironbound a convertible promissory note (the “2014 Note”) in the principal amount of $72,000. The 2014 Note has a maturity date of August 31, 2015 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the 2014 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Note) at the “Conversion Price” (as defined in the 2014 Note).

Further, on July 25, 2014, we issued an amended and restated convertible promissory note (the “Amended and Restated Note”) to Ironbound in the principal amount of $100,000, in substitution for the May 2013 Note issued by us to Ironbound on May 14, 2013 in the principal amount of $100,000. The Amended and Restated Note extends the maturity of the May 2013 Note to August 31, 2015 and provides for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note otherwise remains unchanged.

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

In our Form 10-K filed with the SEC for the year ended March 31, 2014, we have identified critical accounting policies and estimates for our business.

Plan of Operation

We are a corporation with limited operations and have very limited revenues from our business operations since our incorporation in September 2005. Until December 31, 2007, we held the exclusive license to exploit the Dreesen's Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which Dreesen retained for itself. The license from Dreesen expired on December 31, 2007.

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

In December 2008, we sold 550,000 shares of Common Stock to Kirk Warshaw, our CFO, for $2,000. We determined such shares were issued below their fair value; hence $11,750 of compensation expense was recorded for the difference in value of the shares issued for cash versus fair value of such shares.

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

On May 14, 2013, Ironbound loaned $100,000 to us and we issued a convertible promissory note in the principal amount of $100,000 to Ironbound (the “May 2013 Note”). The May 2013 Note is for a two-year term and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2013 Note is convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note).

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

As of June 30, 2014, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2013

We are a corporation with limited operations and did not have any revenues during the three month periods ended June 30, 2014 and 2013, respectively. We did, however, recognize $17,629 of Other Income in 2013 which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor.

Total expenses from continuing operations for the three months ended June 30, 2014 and 2013 were $14,523 and $22,494, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”) and for the three month period ended June 30, 2013 expenses associated with the aforementioned events related to the new majority shareholder and refinancing.

Liquidity and Capital Resources

At June 30, 2014, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. On May 14, 2013, our majority stockholder, Ironbound lent $100,000 to us and we issued the May 2013 Note to it. At June 30, 2014, we had cash of $10,563 and net working capital of $1,923. On July 25, 2014, as noted in the Subsequent Events below, Ironbound lent us another $72,000.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Subsequent Events

On July 25, 2014, we raised gross proceeds of $72,000 in a debt financing transaction with Ironbound and, in connection therewith, issued to Ironbound a convertible promissory note (the “2014 Note”) in the principal amount of $72,000. The 2014 Note has a maturity date of August 31, 2015 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the 2014 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Note) at the “Conversion Price” (as defined in the 2014 Note).

Further, on July 25, 2014, we issued an amended and restated convertible promissory note (the “Amended and Restated Note”) to Ironbound in the principal amount of $100,000, in substitution for the May 2013 Note issued by us to Ironbound on May 14, 2013 in the principal amount of $100,000. The Amended and Restated Note extends the maturity of the May 2013 Note to August 31, 2015 and provides for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note otherwise remains unchanged.

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

New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable except as described in Note 4. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on our financial position.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Convertible Note, dated July 25, 2014, in the principal amount of $72,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC.(1)
4.2	Amended and Restated Convertible Note, issued May 14, 2013 and amended and restated July 25, 2014, in the principal amount of $100,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC.(1)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

____________________________

*Included herewith

(1) Previously filed as an Exhibit in the Company’s Current Report on Form 8-K, filed on July 31, 2014, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: August 11, 2014	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: August 11, 2014	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

