Form 10-Q
period 2014-09-30
NEWTOWN LANE MARKETING INC
filed 2014-11-12
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2014

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 13,757,550 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of November 12, 2014.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$59,338	$24,086
Prepaid assets	6,542	2,791
TOTAL CURRENT ASSETS	$65,880	$26,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,476	$10,431
Convertible note payable, short term - related party	172.000	0
TOTAL CURRENT LIABILITIES	181,476	10,431
Long term convertible note payable - related party	0	100,000
Total liabilities	181,476	110,431

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,037,095	2,037,095
Accumulated deficit	(2,166,449)	(2,134,407)

TOTAL STOCKHOLDERS' DEFICIT	(115,596)	(83,554)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65,880	$26,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expenses
Selling, general and administrative	$15,599	$21,478	$28,872	$43,319
Interest expense, net	1,920	1,264	3,170	1,917
Total expense	17,519	22,742	32,042	45,236

Other income
Debt settlement	0	0	0	17,629
Total other income	0	0	0	17,629
Net loss	$(17,519)	$(22,742)	$(32,042)	$(27,607)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Six Months Ended September 30, 2014

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2014	0	$0	13,757,550	$13,758	$2,037,095	$(2,134,407)	$(83,554)
Net loss	0	0	0	0	0	(32,042)	(32,042)
Balances at September 30, 2014	0	$0	13,757,550	$13,758	$2,037,095	$(2,166,449)	$(115,596)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,042)	$(27,607)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	0	728
Debt settlement	0	17,629
Changes in operating assets and liabilities:
Prepaid assets	(3,750)	(6,542)
decrease in accounts payable and accruals	(956)	(43,540)
NET CASH USED IN OPERATING ACTIVITIES	(36,748)	(59,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	72,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	72,000	100,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,252	40,668

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,086	9,810
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,338	$50,478

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

The interim financial information as of September 30, 2014 and for the three and six month periods ended September 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2014 and results of operations and cash flows for the three and six months ended September 30, 2014 and 2013, as applicable, have been made. The results of operations for the three and six months ended September 30, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

September 30, 2014

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

On May 14, 2013, Ironbound - related party loaned $100,000 to us and we issued a convertible promissory note in the principal amount of $100,000 to Ironbound (the “May 2013 Note”). The May 2013 Note was initially issued with a two-year term and bore interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2013 Note was convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note was amended in July 2014 in accordance with the Amended and Restated Note, as described below.

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

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

Further, on July 25, 2014, we issued an amended and restated convertible promissory note (the “Amended and Restated Note”) to Ironbound in the principal amount of $100,000, in substitution for the May 2013 Note. The Amended and Restated Note extends the maturity of the May 2013 Note to August 31, 2015 and provides for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note otherwise remains unchanged.

As of September 30, 2014, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

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

Further, on July 25, 2014, we issued an amended and restated convertible promissory note (the “Amended and Restated Note”) to Ironbound in the principal amount of $100,000, in substitution for the May 2013 Note. The Amended and Restated Note extends the maturity of the May 2013 Note to August 31, 2015 and provides for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note otherwise remains unchanged.

As of September 30, 2014, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013

We are a corporation with limited operations and did not have any revenues during the three month periods ended September 30, 2014 and 2013, respectively. .

Total expenses from continuing operations for the three months ended September 30, 2014 and 2013 were $17,519 and $22,742, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”) and for the three month period ended September 30, 2014 expenses associated with the aforementioned issuances of the 2014 Note and the Amended and Restated Note.

SIX MONTH PERIOD ENDED SEPTEMBER 30, 2014 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2013

We are a corporation with limited operations and did not have any revenues during the six month periods ended September 30, 2014 and 2013, respectively. We did, however, recognize $17,629 of Other Income in 2013 which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor.

Total expenses from continuing operations for the six months ended September 30, 2014 and 2013 were $32,042 and $45,236, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act. For the six month periods ended September 30, 2014 and 2013 we incurred expenses associated with the aforementioned issuances of the 2014 Note and the Amended and Restated Note, and expenses associated with the aforementioned issuance of the May 2013 Note, respectively.

Liquidity and Capital Resources

At September 30, 2014, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. On July 25, 2014, our majority stockholder lent us and additional $72,000 and refinanced the May 2013 Note pursuant to which we issued the 2014 Note and the Amended and Restated Note, respectively. At September 30, 2014, we had cash of $59,338 and net working capital of $56,404.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
No.	Description
4.1	Convertible Note, dated July 25, 2014, in the principal amount of $72,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC.(1)
4.2	Amended and Restated Convertible Note, issued May 14, 2013 and amended and restated July 25, 2014, in the principal amount of $100,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC.(1)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Included herewith.

**Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

(1) Previously filed as an Exhibit in the Company’s Current Report on Form 8-K, filed on July 31, 2014, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: November 12, 2014	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: November 12, 2014	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

