Form 10-Q
period 2014-12-31
NEWTOWN LANE MARKETING INC
filed 2015-01-30
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2014

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 13,757,550 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of January 29, 2015.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,975	$24,086
Prepaid assets	4,666	2,791
TOTAL CURRENT ASSETS	$52,641	$26,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,150	$10,431
Convertible note payable – related party	172.000	0
TOTAL CURRENT LIABILITIES	185,150	10,431

LONG-TERM LIABILITIES
Long term convertible note payable – related party	0	100,000
TOTAL LIABILITIES	185,150	110,431

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,037,095	2,037,095
Accumulated deficit	(2,183,362)	(2,134,407)

TOTAL STOCKHOLDERS' DEFICIT	(132,509)	(83,554)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,641	$26,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Expenses
Selling, general and administrative	$14,739	$12,032	$43,611	$55,351
Interest expense, net	2,174	1,264	5,344	3,181
Total expense	16,913	13,296	48,955	58,532

Other income
Debt settlement	0	0	0	17,629
Total other income	0	0	0	17,629
Net loss	$(16,913)	$(13,296)	$(48,955)	$(40,903)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Nine Months Ended December 31, 2014

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2014	0	$0	13,757,550	$13,758	$2,037,095	$(2,134,407)	$(83,554)
Net loss	0	0	0	0	0	(48,955)	(48,955)
Balances at December 31, 2014	0	$0	13,757,550	$13,758	$2,037,095	$(2,183,362)	$(132,509)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,955)	$(40,903)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	0	728
Debt settlement	0	17,629
Changes in operating assets and liabilities:
Prepaid assets	(1,875)	(4,667)
Increase (decrease) in accounts payable and accruals	2,719	(48,151)
NET CASH USED IN OPERATING ACTIVITIES	(48,111)	(75,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	72,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	72,000	100,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,889	24,636

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,086	9,810
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,975	$34,446

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2014

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY

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

The interim financial information as of December 31, 2014 and for the three and nine month periods ended December 31, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2014 and results of operations and cash flows for the three and nine months ended December 31, 2014 and 2013, as applicable, have been made. The results of operations for the three and nine months ended December 31, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

December 31, 2014

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

On May 14, 2013, Ironbound (a related party) loaned $100,000 to us and we issued a convertible promissory note in the principal amount of $100,000 to Ironbound (the “May 2013 Note”). The May 2013 Note was initially issued with a two-year term and bore interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2013 Note was convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note was amended in July 2014 in accordance with the Amended and Restated Note, as described below.

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

December 31, 2014

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

As of December 31, 2014, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

December 31, 2014

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

As of December 31, 2014, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED DECEMBER 31, 2014 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2013

We are a corporation with limited operations and did not have any revenues during the three month periods ended December 31, 2014 and 2013, respectively.

Total expenses from continuing operations for the three months ended December 31, 2014 and 2013 were $16,913 and $13,296, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”) and for the three month period ended December 31, 2014 interest expense associated with the aforementioned 2014 Note and the Amended and Restated Note.

NINE MONTH PERIOD ENDED DECEMBER 31, 2014 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2013

We are a corporation with limited operations and did not have any revenues during the nine month periods ended December 31, 2014 and 2013, respectively. We did, however, recognize $17,629 of Other Income in 2013 which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor.

Total expenses from continuing operations for the nine months ended December 31, 2014 and 2013 were $48,955 and $58,532, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act. For the nine month periods ended December 31, 2014 and 2013 we incurred expenses associated with the aforementioned issuances of the 2014 Note and the Amended and Restated Note, and expenses associated with the aforementioned issuance of the May 2013 Note, respectively.

Liquidity and Capital Resources

At December 31, 2014, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. On July 25, 2014, our majority stockholder lent us and additional $72,000 and refinanced the May 2013 Note pursuant to which we issued the 2014 Note and the Amended and Restated Note, respectively. At December 31, 2014, we had cash of $47,975 and negative working capital of $132,509.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: January 29, 2015	By:	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: January 29, 2015	By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

