Form 10-K
period 2015-03-31
NEWTOWN LANE MARKETING INC
filed 2015-06-23
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Yes ☒ No ☐

On September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter there was no trading market for the registrant’s common stock.

As of June 22, 2015, 13,757,550 shares of the registrant's common stock were outstanding.

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

Effective August 15, 2013, we declared and paid a stock dividend on our outstanding Common Stock to stockholders of record as of August 15, 2013 (the “Record Date”). As a result, all stockholders on the Record Date received nine new shares of Common Stock for each share of Common Stock owned by them as of the that date (the “2013 Stock Dividend”).

All share and per share data contained in this Report has been retroactively restated to reflect the Reverse Split and the 2013 Stock Dividend and all fractional shares, if any, as a result thereof have been rounded upward to the next whole share.

As of March 31, 2015, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

CHANGE OF OWNERSHIP TRANSACTIONS

On August 8, 2007 (the “Effective Date”), we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Moyo Partners, LLC, a New York limited liability company (“Moyo”) and R&R Biotech Partners, LLC, a Delaware limited liability company (“R&R” collectively with Moyo, the “Purchasers”), pursuant to which we sold to them, in the aggregate, approximately, four million four hundred seventy nine thousand two hundred fifty (4,479,250) shares of our common stock, par value $.001 per share (“Common Stock”) and five hundred (500) shares of our Series A Preferred Stock, par value $.001 per share (“Series A Preferred Stock”), each share convertible at the option of the holder into, approximately, fourteen thousand eight hundred twenty (14,820) shares of Common Stock, for aggregate gross proceeds to us of $600,000. The shares of Series A Preferred Stock were convertible only to the extent there were a sufficient number of shares of Common Stock available for issuance upon any such conversion.

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

Further, on July 25, 2014, we issued an amended and restated convertible promissory note (the “Amended and Restated Note”) to Ironbound in the principal amount of $100,000, in substitution for the May 2013 Note. The Amended and Restated Note extended the maturity of the May 2013 Note to August 31, 2015 and provided for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our Common Stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note otherwise remains unchanged.

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

CERTAIN CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Since inception, we have incurred negative cash flow from operating activities and an accumulated deficit of $2,214,550 through March 31, 2015. For the years ended March 31, 2015 and 2014, we had net losses of $80,143 and $60,820, respectively. We have spent, and subject to obtaining additional financing, expect to continue to spend, substantial amounts in connection with executing our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have historically relied upon funding through capital contributions from our former majority stockholder, R&R, an affiliate of Rodman.  On January 11, 2013, Rodman filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R.  Subsequent to our fiscal year ended March 31, 2013, on May 6, 2013, Ironbound acquired the 9,509,440 shares of Common Stock then owned by R&R from the Chapter 7 Trustee of the Estates of Rodman, Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). Since May 14, 2013 we have borrowed $172,000 from Ironbound and issued the aforementioned Note to it. As of March 31, 2015 we have $34,490 on hand. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms. Failure to receive adequate additional funding will cause us to cease operations.

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

CONTROL BY EXISTING STOCKHOLDER.

As of June 22, 2015, Ironbound beneficially owned approximately 69% of the outstanding shares of our Common Stock. As a result, Ironbound is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national securities exchange and has a market price of less than $5.00 per share and therefore may be deemed to be a penny stock. As such, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock has been thinly traded and is currently quoted on the OTC Markets, which provide significantly less liquidity than a national securities exchange such as the NYSE or the NASDAQ. There is uncertainty that we will ever be accepted for a listing on a national securities exchange. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

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

(a) Market Information. Our Common Stock is traded on the OTC Market under the symbol "NTWN". The following table sets forth the high and low sales prices for our Common Stock for the periods indicated and as reported on the OTC Market. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Sale Prices
2015	High	Low
First Quarter	*	*
Second Quarter	*	*
Third Quarter	$0.51	$0.06
Fourth Quarter	$1.00	$0.50

2014
First Quarter	*	*
Second Quarter	*	*
Third Quarter	*	*
Fourth Quarter	*	*
___________ *There was no trading in our Common Stock during this period.

(b) Holders. As of June 19, 2015, there were 93 record holders of our issued and outstanding shares of Common Stock.

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

None.

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2015, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to consummate a business combination transaction with an operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2015 Compared to the Fiscal Year Ended March 31, 2014

We are a corporation with limited operations and did not have any operating revenues during the fiscal years ended March 31, 2015 and 2014, respectively. We did, however, recognize $17,664 of Other Income during the fiscal year ended March 31, 2014 most of which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor.

Total expenses for the fiscal years ended March 31, 2015 and 2014 were $80,143 and $78,484, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act and for the year ended March 31, 2014 expenses associated with the aforementioned events related to the new majority shareholder and refinancing.

Liquidity and Capital Resources

At March 31, 2015, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At March 31, 2015, we had outstanding notes payable in the aggregate principal amount of $172,000 payable to Ironbound, our majority stockholder, pursuant to the 2014 Note and the Amended and Restated Note. We had and cash and cash equivalents of $34,490 and negative working capital of $155,036. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, which was adopted by COSO in 1992. Our management has concluded that, as of March 31, 2015, our internal control over financial reporting is effective based on these criteria.

       (c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 22, 2015:

Name	Age	Title
Arnold P. Kling	57	President and director
Kirk M. Warshaw	57	Chief financial officer and secretary

Arnold P. Kling. Mr. Kling has served as our president and a director since August 2007. For the past 15 years, Mr. Kling has been the senior managing partner for a group of private equity investment funds that invest and manage early stage companies whose technologies have the potential to disrupt their targeted markets. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a director and the president of Protalex, Inc. (PRTX), 24Holdings, Inc. (TWFH) and Trenton Acquisition Corp. Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2007, have given him the expertise needed to serve as our director.

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer and secretary, since August 2007. Mr. Warshaw is a financial professional who, since 1990, has provided clients in various industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a senior accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw currently also serves as a director and the chief financial officer of Protalex, Inc. (PRTX) and 24Holdings, Inc. (TWFH).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended March 31, 2015 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director. Neither received any regular compensation for their services rendered on our behalf during our fiscal year ended on March 31, 2015. Neither Mr. Kling nor Mr. Warshaw received any compensation during the fiscal years ended March 31, 2015 and 2014 except that in May 2013 Mr. Warshaw was granted an Option (described in Item 13 below) for services as our chief financial officer. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of June 22, 2015 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

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

(1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 22, 2015 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Does not include shares of Common Stock issuable upon the conversion the 2014 Note and the Amended and Restated Note.

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

On May 14, 2013, Ironbound, our majority stockholder, lent $100,000 to us and we issued the May 2013 Note to it. In July 2014, the May 2013 Note was amended and restated by the Amended and Restated Note, which extended the maturity of the May 2013 Note to August 31, 2015 and provided for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our Common Stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note).

On July 25, 2014, Ironbound lent an additional $72,000 to us on the same terms as the May 2013 Note. The 2014 Note has a maturity date of August 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

For the fiscal year ended March 31, 2015, we were billed $13,500 by Liggett, Vogt & Webb, P.A. (“Liggett”), our independent accountants effective as of October 22, 2012, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings. For the fiscal year ended March 31, 2014, we paid $ 13,500 to Liggett for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our reports on Form 10-Q.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at March 31, 2015 and 2014
•	Statements of Operations for the years ended March 31, 2015 and 2014
•	Statements of Changes in Stockholders’ Deficit for the years ended March 31, 2015 and March 31, 2014
•	Statements of Cash Flows for the years ended March 31, 2015 and 2014
•	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008 (1)
3.2	Certificate Eliminating the Series A Preferred Stock (1)
3.4	By-Laws (2)
4.1	Amended and Restated Convertible Note, issued May 14, 2013 and amended and restated July 25, 2014, in the principal amount of $100,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC (3)
4.2	Convertible Note, dated July 25, 2014, in the principal amount of $72,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC(3)
10.1	Stock Option Agreement, dated May 22, 2013 - Kirk M. Warshaw(4)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Included herewith.

**Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the company’s registration statement on Form SB-2 (Registration No. 333-135495), filed on June 30, 2006, and incorporated herein by reference.
(3)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on July 31, 2014, and incorporated herein by reference.
(4)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTOWN LANE MARKETING, INCORPORATED

Date: June 22, 2015

	By:	/s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 22, 2015

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: June 22, 2015

/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

NEWTOWN LANE MARKETING, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Newtown Lane Marketing, Incorporated

Florham Park, New Jersey

We have audited the accompanying balance sheets of Newtown Lane Marketing, Incorporated as of March 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtown Lane Marketing, Incorporated as of March 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years ended March 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, NY

June 22, 2015

NEWTOWN LANE MARKETING, INCORPORATED

BALANCE SHEETS

	March 31,	March 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$34,490	$24,086
Prepaid assets	3,125	2,791
TOTAL CURRENT ASSETS	$37,615	$26,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,651	$10,431
Convertible notes payable - Related Party	172,000	0
TOTAL CURRENT LIABILITIES	192,651	10,431
Long term convertible note payable - Related Party	0	100,000
Total liabilities	192,651	110,431

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,045,756	2,037,095
Accumulated deficit	(2,214,550)	(2,134,407)

TOTAL STOCKHOLDERS' DEFICIT	(155,036)	(83,554)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,615	$26,877

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2015	2014
Expenses
Selling, general and administrative	$72,673	$74,053
Interest expense, net	7,470	4,431
Total expenses	80,143	78,484

Other Income
Debt Settlement	0	17,664
Total other income	0	17,664
Net loss before provision for income tax	(80,143)	(60,820)
Income taxes	0	0
Net loss	$(80,143)	$(60,820)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550

The accompanying notes are an integral part of these financial statements

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years ended March 31, 2015 and 2014

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2013	0	0	13,757,550	$13,758	$2,032,706	$(2,073,587)	$(27,123)
Equity based compensation	0	0	0	0	4,389	0	4,389
Net loss	0	0	0	0	0	(60,820)	(60,820)
Balances at March 31, 2014	0	0	13,757,550	13,758	2,037,095	(2,134,407)	(83,554)
Equity based compensation	0	0	0	0	3,661	0	3,661
Contributed Services	0	0	0	0	5,000	0	5,000
Net loss	0	0	0	0	0	(80,143)	(80,143)
Balances at March 31, 2015	0	$0	13,757,550	$13,758	$2,045,756	$(2,214,550)	$(155,036)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,143)	$(60,820)

Adjustments to reconcile net loss to cash used in operating activities:
Equity based compensation	3,661	4,389
Contributed Services	5,000	0
Debt Settlement	0	17,629
Changes in operating assets and liabilities:
Increase in prepaid assets	(334)	(2,791)
Increase (decrease) in accounts payable and accruals	10,220	(44,131)
NET CASH USED IN OPERATING ACTIVITIES	(61,596)	(85,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	72,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	72,000	100,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,404	14,276

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,086	9,810
CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,490	$24,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2015 and 2014

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

Years ended March 31, 2015 and 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Since inception, Newtown has incurred an accumulated deficit of $2,214,550 through March 31, 2015. For the years ended March 31, 2015 and 2014, Newtown had net losses of $80,143 and $60,820, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2015 and 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of March 31, 2015, we had a total of 886,990 of potentially dilutive securities comprised solely of stock options.

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

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2015 and 2014

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

The cost is recognized as compensation expense over the vesting period of the options. The compensation cost included in operating expenses was $3,661 and $4,389 for the years ended March 31, 2015 and 2014, respectively. No tax benefit was recorded as of March 31, 2015 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carry forwards.

The accounting guidance requires the use of a valuation model to calculate the fair value of each stock-based award. We use the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended March, 31, 2015	Year Ended March, 31, 2014
Dividends per year	0	0
Volatility percentage	200.0%	200.0%
Risk free interest rate	2.80%	2.80%
Expected life (years)	7-10	7-10
Weighted Average Fair Value	$0.002- $0.02	$0.002-$0.02

(h)	New Accounting Pronouncements

Except as set forth below, management does not believe that any other new accounting pronouncements not yet effective will have a material impact on our financial statements once adopted.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2015 and 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

NOTE 3 – OTHER INCOME

During the fiscal year ended March 31, 2014, we recognized $17,664 of Other Income most of which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor

NOTE 4 - STOCKHOLDERS’ DEFICIT

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

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2015 and 2014

NOTE 4 - STOCKHOLDERS’ DEFICIT (continued):

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

During the year ended March 31, 2015, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

STOCK OPTIONS

During the year ended March 31, 2014, we issued 886,990 non-qualified stock options to an officer and consultant. These options have a ten year term with exercise prices ranging from $0.002 to $0.02 per share. Some of these options immediately and other options issued vested 50% upon issuance and the remainder vest on their six month anniversary. The options issued during the year ended March 31, 2014 have been valued at $8,050 for which $4,389 of compensation expense was recorded during the year ended March 31, 2014. The balance of the option expense, $3,661 was recorded as expense during the year ended March 31, 2015.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2015 and 2014

NOTE 4 - STOCKHOLDERS’ DEFICIT (continued):

A summary of the common stock option activity for officers and consultants as of March 31, 2015 and for the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at March 31, 2013	0	$0	0
Granted	886,990	$0.009	10
Exercised	0	0	0
Forfeited	0	0	0
Expired	0	0	0
Outstanding at March 31, 2014	886,990	$0.009	9.2
Granted	0	0	0
Exercised	0	0	0
Forfeited	0	0	0
Expired	0	0	0
Outstanding at March 31, 2015	886,990	$0.009	8.2
Exercisable at March 31, 2015	886,990

Based on the last trade or purchase of Newtown’s shares at a per share price of $0.00157737, as of March 31, 2015 there is no intrinsic value on the stock options outstanding.

The 886,990 options issued during the year were issued at an exercise price that was above the market price at the time the options were granted.

The following summarizes certain information regarding stock options at March 31, 2015:

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – .002	520,880	$0.002	8.1	520,880	$0.002	8.1
$.01 – .02	366,110	0.02	8.8	366,110	0.02	8.2
	886,990			886,990

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2015 and 2014

NOTE 5 – NOTES PAYABLE – RELATED PARTY

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

Further, on July 25, 2014, we issued an amended and restated convertible promissory note (the “Amended and Restated Note”) to Ironbound in the principal amount of $100,000, in substitution for the May 2013 Note. The Amended and Restated Note extends the maturity of the May 2013 Note to August 31, 2015 and provides for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the“Conversion Price” (as defined in the May 2013 Note). The May 2013 Note otherwise remains unchanged.

NOTE 6 – INCOME TAXES

	March 31,
	2015	2014
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards & capital loss carry forward	$646,500	$623,000

Less valuation allowance	(646,500)	(623,000)
	$-	$-

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2015 and 2014

NOTE 6 – INCOME TAXES (continued):

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	March 31,
	2015	2014
Provision for expected federal statutory rate	(35)%	(35)%
Permanent differences – equity based compensation	4%	2%
Loss for which no benefit is available or a valuation allowance has been recorded	31%	33%
	—%	—%

At March 31, 2015, Newtown had approximately $1,823,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2030. In addition, there is a $25,000 capital loss carryover, which is fully reserved as well. This capital loss expires in 2026. The deferred tax asset and related valuation increased by approximately $23,500 during the period ended March 31, 2015. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent and past changes in ownership of Newtown. The benefits of these NOL’s may be reduced in the future if Newtown is successful in establishing a new business. Newtown's federal and state income tax returns for the years 2011 through 2015 remain open for audit by applicable regulatory authority.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provided for quarterly payments to the LLC of $500. Such agreement was terminated during the quarter ended March 31, 2014.

During the year ended March 31, 2015, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

NOTE 8 – SUBSEQUENT EVENTS

We have evaluated all subsequent events and determined that there were no subsequent events to recognize or disclose in these financial statements.

