Form 10-Q
period 2015-06-30
NEWTOWN LANE MARKETING INC
filed 2015-08-10
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2015

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 13,757,550 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of August 7, 2015.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2015	2015
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$26,383	$34,490
Prepaid assets	2,500	3,125
TOTAL CURRENT ASSETS	$28,883	$37,615

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,401	$20,651
Convertible notes payable - Related Party	172,000	172,000
TOTAL CURRENT LIABILITIES	199,401	192,651

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,047,006	2,045,756
Accumulated deficit	(2,231,282)	(2,214,550)

TOTAL STOCKHOLDERS' DEFICIT	(170,518)	(155,036)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,883	$37,615

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	June 30,
	2015	2014
Expenses
Selling, general and administrative	$14,582	$13,273
Interest expense, net	2,150	1,250
Total expense	16,732	14,523

Net loss before provision for income taxes	(16,732)	(14,523)
Income taxes	0	0

Net loss	$(16,732)	$(14,523)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Three Months Ended June 30, 2015

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2015	0	$0	13,757,550	$13,758	$2,045,756	$(2,214,550)	$(155,036)
Contributed services	0	0	0	0	1,250	0	1,250
Net loss	0	0	0	0	0	(16,732)	(16,732)
Balances at June 30, 2015	0	$0	13,757,550	$13,758	$2,047,006	$(2,231,282)	$(170,518)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,732)	$(14,523)
Adjustments to reconcile net loss to cash used in operating activities:
Contributed services	1,250	0
Changes in operating assets and liabilities:
Decrease in other assets	625	625
Increase in accounts payable and accruals	6,750	375
NET CASH USED IN OPERATING ACTIVITIES	(8,107)	(13,523)

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,107)	(13,523)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,490	24,086
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,383	$10,563

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

The interim financial information as of June 30, 2015 and for the three month periods ended June 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2015, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2015 and results of operations and cash flows for the three months ended June 30, 2015 and 2014, as applicable, have been made. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

June 30, 2015

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

On May 14, 2013, Ironbound – related party loaned $100,000 to us and we issued a convertible promissory note in the principal amount of $100,000 to Ironbound (the “May 2013 Note”). The May 2013 Note was initially issued with a two-year term and bore interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2013 Note was convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note was amended in July 2014 in accordance with the Amended and Restated Note, as described below.

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

June 30, 2015

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

As of June 30, 2015, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the quarter ended June 30, 2015, we recorded a $1,250 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates Newtown continuing as a going concern. Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, we do own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be-identified operating company or business. We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Since inception, Newtown has incurred an accumulated deficit of $2,231,282 through June 30, 2015. For the years ended March 31, 2015 and 2014, Newtown had net losses of $80,143 and $60,820, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

NOTE 4 – SUBSEQUENT EVENTS

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

In our Form 10-K filed with the SEC for the year ended March 31, 2015, we have identified critical accounting policies and estimates for our business.

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

As of June 30, 2015, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2014

We are a corporation with limited operations and did not have any revenues during the three month periods ended June 30, 2015 and 2014, respectively.

Total expenses from continuing operations for the three months ended June 30, 2015 and 2014 were $16,732 and $14,523, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). The increase in expenses from 2014 to 2015 is almost completely related to the interest expense associated with the aforementioned 2014 Note and the Amended and Restated Note.

Liquidity and Capital Resources

At June 30, 2015, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. On July 25, 2014, our majority stockholder lent us and additional $72,000 and refinanced the May 2013 Note pursuant to which we issued the 2014 Note and the Amended and Restated Note, respectively. At June 30, 2015, we had cash of $26,383 and negative working capital of $170,518.

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

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

All other new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on our financial position.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: August 7, 2015	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: August 7, 2015	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

