Form 10-Q
period 2015-09-30
NEWTOWN LANE MARKETING INC
filed 2015-11-23
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2015

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 13,757,550 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of November 20, 2015.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,793	$34,490
Prepaid assets	2,500	3,125
TOTAL CURRENT ASSETS	$9,293	$37,615

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,229	$20,651
Convertible notes payable - Related Party	172,000	172,000
TOTAL CURRENT LIABILITIES	$192,229	$192,651

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,048,256	2,045,756
Accumulated deficit	(2,244,950)	(2,214,550)

TOTAL STOCKHOLDERS' DEFICIT	(182,936)	(155,036)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,293	$37,615

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30
	2015	2014	2015	2014
Expenses
Selling, general and administrative	$11,494	$15,599	$26,077	$28,872
Interest expense, net	2,174	1,920	4,323	3,170
Total expense	13,668	17,519	30,400	$32,042

Net loss before provision for income taxes	(13,668)	(17,519)	(30,400)	$(32,042)
Income taxes	0	0	0	0

Net loss	$(13,668)	$(17,519)	$(30,400)	$(32,042)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Six Months Ended September 30, 2015

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2015	0	$0	13,757,550	$13,758	$2,045,756	$(2,214,550)	$(155,036)
Contributed services	0	0	0	0	2,500	0	2,500
Net loss	0	0	0	0	0	(30,400)	(30,400)
Balances at September 30, 2015	0	$0	13,757,550	$13,758	$2,048,256	$(2,244,950)	$(182,936)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES	$(30,400)	$(32,042)
Net loss
Adjustments to reconcile net loss to cash used in operating activities:
Contributed services	2,500	-
Changes in operating assets and liabilities:
Decrease (increase) in other assets	625	(3,750)
Decrease in accounts payable and accruals	(422)	(956)
NET CASH USED IN OPERATING ACTIVITIES	$(27,697)	$(36,748)

NET CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of notes payable	-	72,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-
	-	$72,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(27,697)	$35,252

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,490	24,086
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,793	$59,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

The interim financial information as of September 30, 2015 and for the three and six month periods ended September 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2015, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2015 and results of operations and cash flows for the three and six months ended September 30, 2015 and 2014, as applicable, have been made. The results of operations for the three and six months ended September 30, 2015 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

September 30, 2015

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

On July 25, 2014, we raised gross proceeds of $72,000 in a debt financing transaction with Ironbound and, in connection therewith, issued to Ironbound a convertible promissory note (the “2014 Note”) in the principal amount of $72,000. The 2014 Note had a maturity date of August 31, 2015 (amended as described below) and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the 2014 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Note) at the “Conversion Price” (as defined in the 2014 Note).

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

Further, on July 25, 2014, we issued an amended and restated convertible promissory note (the “Amended and Restated Note”) to Ironbound in the principal amount of $100,000, in substitution for the May 2013 Note. The Amended and Restated Note extended the maturity of the May 2013 Note to August 31, 2015 (amended as described below) and provides for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note otherwise remains unchanged.

Effective September 1, 2015, the maturity dates of the “2014 Note” and “Amended and Restated Note” (collectively the “Notes”) have been extended from August 31, 2015 to August 31, 2016.

As of September 30, 2015, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the six months ended September 30, 2015, we recorded a $2,500 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

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

Since inception, Newtown has incurred an accumulated deficit of $2,244,950 through September 30, 2015. For the years ended March 31, 2015 and 2014, Newtown had net losses of $80,143 and $60,820, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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

September 30, 2015

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

On July 25, 2014, we raised gross proceeds of $72,000 in a debt financing transaction with Ironbound and, in connection therewith, issued to Ironbound a convertible promissory note (the “2014 Note”) in the principal amount of $72,000. The 2014 Note had a maturity date of August 31, 2015 (amended as described below) and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the 2014 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Note) at the “Conversion Price” (as defined in the 2014 Note).

Further, on July 25, 2014, we issued an amended and restated convertible promissory note (the “Amended and Restated Note”) to Ironbound in the principal amount of $100,000, in substitution for the May 2013 Note. The Amended and Restated Note extended the maturity of the May 2013 Note to August 31, 2015 (amended as described below) and provides for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note otherwise remains unchanged.

Effective September 1, 2015, maturity dates of the “2014 Note” and “Amended and Restated Note” (collectively the “Notes”) have been extended from August 31, 2015 to August 31, 2016.

As of September 30, 2015, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2014

We are a corporation with limited operations and did not have any revenues during the three month periods ended September 30, 2015 and 2014, respectively.

Total expenses from continuing operations for the three months ended September 30, 2015 and 2014 were $13,668 and $17,519, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). The decrease in expenses from 2014 to 2015 is almost completely related to the interest expense associated with the aforementioned 2014 Note and the Amended and Restated Note.

SIX MONTH PERIOD ENDED SEPTEMBER 30, 2015 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2014

We are a corporation with limited operations and did not have any revenues during the six month periods ended September 30, 2015 and 2014, respectively.

Total expenses from continuing operations for the six months ended September 30, 2015 and 2014 were $30,400 and $32,042, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). The decrease in expenses from 2014 to 2015 is almost completely related to the interest expense associated with the aforementioned 2014 Note and the Amended and Restated Note.

Liquidity and Capital Resources

At September 30, 2015, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. On July 25, 2014, our majority stockholder lent us and additional $72,000 and refinanced the May 2013 Note pursuant to which we issued the 2014 Note and the Amended and Restated Note, respectively. At September 30, 2015, we had cash of $6,793 and negative working capital of $182,936.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
No.	Description
31	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Included herewith.

**Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: November 20, 2015	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, President and Chief Financial Officer
(Principal Executive Officer and Principal
Financial and Accounting Officer)

