Form 10-Q
period 2015-12-31
NEWTOWN LANE MARKETING INC
filed 2016-02-22
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

Commission file number: 000-52776

NEWTOWN LANE MARKETING, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	20-3547231
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

c/o Graubard Miller

405 Lexington Avenue

New York, New York 10174

(Address of principal executive offices)

212-818-8800

(Issuer's telephone number)

131 Columbia Turnpike Avenue, Suite 1

Florham Park, NJ 07932

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 13,757,550 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 22, 2016.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2015	2015
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,597	$34,490
Prepaid assets	3,800	3,125
TOTAL CURRENT ASSETS	$8,397	$37,615

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,274	$20,651
Loan from shareholder	10,000
Convertible notes payable - Related Party	172,000	172,000
TOTAL CURRENT LIABILITIES	202,274	192,651

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,049,506	2,045,756
Accumulated deficit	(2,257,141)	(2,214,550)

TOTAL STOCKHOLDERS' DEFICIT	(193,877)	(155,036)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,397	$37,615

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31
	2015	2014	2015	2014
Expenses
Selling, general and administrative	$10,018	$14,739	$36,095	$43,611
Interest expense, net	2,174	2,174	6,496	5,344
Total expense	(12,192)	(16,913)	(42,591)	(48,955)

Net loss before provision for income taxes	(12,192)	(16,913)	(42,591)	(48,955)
Income taxes	-	-	-	-

Net loss	$(12,192)	$(16,913)	$(42,591)	$(48,955)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Nine Months Ended December 31, 2015

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2015	0	$0	13,757,550	$13,758	$2,045,756	$(2,214,550)	$(155,036)
Contributed services	0	0	0	0	3,750	0	3,750
Net loss	0	0				(42,591)	(42,591)
Balances at December 31, 2015	0	$0	13,757,550	$13,758	$2,049,506	$(2,257,141)	$(193,877)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,591)	$(48,955)
Adjustments to reconcile net loss to cash used in operating activities:
Contributed services	3,750
Changes in operating assets and liabilities:
Decrease (increase) in other assets	(675)	(1,875)
Decrease in accounts payable and accruals	(377)	2,719
NET CASH USED IN OPERATING ACTIVITIES	(39,893)	(48,111)

NET CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of notes payable	10,000	72,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	72,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,893)	23,889

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$34,490	$24,086
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,597	$47,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2015

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

The interim financial information as of December 31, 2015 and for the three and nine month periods ended December 31, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2015, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2015 and results of operations and cash flows for the three and nine Months ended December 31, 2015 and 2014, as applicable, have been made. The results of operations for the three and nine Months ended December 31, 2015 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

Following Mr. McGill’s resignation from our Board on August 20, 2007, Mr. Kling became our sole director and president. On October 30, 2015, Mr. Kling resigned from his position as sole director and president.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2015

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

December 31, 2015

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

Effective September 1, 2015, the “2014 Note” and “Amended and Restated Note” (collectively the “Notes”) maturity dates have been extended from August 31, 2015 to August 31, 2016.

As of December 31, 2015, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the nine months ended December 31, 2015, we recorded a $3,750 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

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

Since inception, Newtown has incurred an accumulated deficit of $2,257,141 through December 31, 2015. For the years ended March 31, 2015 and 2014, Newtown had net losses of $80,143 and $60,820, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2015

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Following Mr. McGill’s resignation from our Board on August 20, 2007, Mr. Kling became our sole director and president. On October 30, 2015, Mr. Kling resigned from his position as sole director and president.

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

In December 2008, we sold 550,000 shares of Common Stock to Kirk Warshaw, our former CFO, for $2,000. We determined such shares were issued below their fair value; hence $11,750 of compensation expense was recorded for the difference in value of the shares issued for cash versus fair value of such shares.

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

Effective September 1, 2015, the “2014 Note” and “Amended and Restated Note” (collectively the “Notes”) maturity dates have been extended from August 31, 2015 to August 31, 2016.

As of December 31, 2015, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED DECEMBER 31, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2014

We are a corporation with limited operations and did not have any revenues during the three month periods ended December 31, 2015 and 2014, respectively.

Total expenses from continuing operations for the three months ended December 31, 2015 and 2014 were $12,192 and $16,913, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). The decrease in expenses from 2014 to 2015 is almost completely related to the interest expense associated with the aforementioned 2014 Note and the Amended and Restated Note.

NINE MONTH PERIOD ENDED DECEMBER 31, 2015 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2014

We are a corporation with limited operations and did not have any revenues during the nine month periods ended December 31, 2015 and 2014, respectively.

Total expenses from continuing operations for the nine months ended December 31, 2015 and 2014 were $42,591 and $48,955, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). The decrease in expenses from 2014 to 2015 is almost completely related to the interest expense associated with the aforementioned 2014 Note and the Amended and Restated Note.

Liquidity and Capital Resources

At December 31, 2015, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. On July 25, 2014, our majority stockholder lent us and additional $72,000 and refinanced the May 2013 Note pursuant to which we issued the 2014 Note and the Amended and Restated Note, respectively. At December 31, 2015, we had cash of $4,597 and negative working capital of $193,877.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Included herewith.

**Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: February 22, 2016	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

