Form 10-K
period 2016-03-31
NEWTOWN LANE MARKETING INC
filed 2016-07-12
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

Commission file number: 000-52776

NEWTOWN LANE MARKETING, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3547231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Graubard Miller

405 Lexington Avenue

New York, New York 10174

(Address of Principal Executive Offices)

(212) 818-8800

(Registrant’s Telephone Number, Including Area Code)

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

Yes ☒ No ☐

As of September 30, 2015 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $807,140 (based on a closing price of $0.19 per share on such date).

As of July 8, 2016, 13,757,550 shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference: None.

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

As of March 31, 2016, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Further, on July 25, 2014, we issued an amended and restated convertible promissory note (the “Amended and Restated Note” and together with the 2014 Note, the “Prior Notes”) to Ironbound in the principal amount of $100,000, in substitution for the May 2013 Note. The Amended and Restated Note extended the maturity of the May 2013 Note to August 31, 2015 and provided for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our Common Stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note otherwise remained unchanged.

Effective September 1, 2015, the maturity dates of the Prior Notes was extended from August 31, 2015 to August 31, 2016.

On October 30, 2015, Mr. Kling resigned from his position as our sole director and from his position as our President. Also on October 30, 2015, Mr. Warshaw resigned from his positions as our Chief Financial Officer and Secretary. Messrs. Kling’s and Warshaw’s resignation were not due to any disagreement with the Company or its management on any matter relating to the Company’s operations, policies or practices. Prior to Mr. Kling’s resignation, our Board of Directors appointed Jonathan J. Ledecky, the managing member of Ironbound, our largest stockholder, to fill the vacancy created by Mr. Kling’s resignation and will assume the role of President of the Company.

On April 1, 2016, we issued a convertible promissory note (the “2016 Note” and together with the Prior Notes, the “Outstanding Notes”) in the principal amount of $10,000 to Ironbound. The 2016 Note has the same terms as the Prior Notes. The proceeds of the 2016 Note was and will be utilized by the Company to fund working capital needs.

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

In evaluating a prospective target business, we expect to consider several factors, including the following:

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

CERTAIN CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Since inception, we have incurred negative cash flow from operating activities and an accumulated deficit of $2,266,757 through March 31, 2016. For the years ended March 31, 2016 and 2015, we had net losses of $52,207 and $80,143, respectively. We have spent, and subject to obtaining additional financing, expect to continue to spend, substantial amounts in connection with executing our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have historically relied upon funding through capital contributions from our former majority stockholder, R&R, an affiliate of Rodman.  On January 11, 2013, Rodman filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R.  Subsequent to our fiscal year ended March 31, 2013, on May 6, 2013, Ironbound acquired the 9,509,440 shares of Common Stock then owned by R&R from the Chapter 7 Trustee of the Estates of Rodman, Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). Since May 14, 2013 we have borrowed $[182,000] from Ironbound and issued the aforementioned Outstanding Notes to it. As of March 31, 2016, we have $4,555 on hand. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms. Failure to receive adequate additional funding will cause us to cease operations.

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

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT tO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Jonathan J. Ledecky. Notwithstanding the importance of Mr. Ledecky, we have not entered into any employment agreement or other understanding with Mr. Ledecky concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Ledecky will have a material adverse effect on our business objectives and success. We rely upon the expertise of Mr. Ledecky and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. An officer may be entitled to receive compensation from a target company he or she identifies or provides services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Ledecky, our president and sole director, is currently involved with other companies and conflicts in the pursuit of business combinations with such other companies with which he and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. We cannot assure you that conflicts of interest among us, our management and our stockholders will not develop or be resolved in our favor.

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

MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Ledecky intends to resign from his positions with us.

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

CONTROL BY EXISTING STOCKHOLDER.

As of July 8, 2016, Ironbound beneficially owned approximately 69% of the outstanding shares of our Common Stock. As a result, Ironbound is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

We currently rely on office space provided to our executive officer by Graubard Miller, our legal counsel, located at 405 Lexington Avenue, New York, NY 10174. Graubard Miller provides such space free of charge. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

	Sale Prices
2016-2017	High	Low
First Quarter	0.19	0.19

2015-2016	High	Low
Fourth Quarter	$0.19	$0.19
Third Quarter	$0.19	$0.19
Second Quarter	$0.20	$0.19
First Quarter	$1.00	$0.20

2014-2015	High	Low
Fourth Quarter	$1.00	$0.50
Third Quarter	$0.51	$0.06
Second Quarter	**	**
Fourth Quarter	**	**

**There was no trading in our Common Stock during this period.

(b) Holders. As of July 8, 2016, there were 93 record holders of our issued and outstanding shares of Common Stock.

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2016, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to consummate a business combination transaction with an operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2016 Compared to the Fiscal Year Ended March 31, 2015

We are a corporation with limited operations and did not have any operating revenues during the fiscal years ended March 31, 2016 and 2015, respectively.

Total expenses for the fiscal years ended March 31, 2016 and 2015 were $52,207 and $80,143, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At March 31, 2016, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At March 31, 2016, we had the Outstanding Notes payable in the aggregate principal amount of $182,000 payable to Ironbound, our majority stockholder. We had cash and cash equivalents of $4,555 and negative working capital of $202,243. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, which was adopted by COSO in 1992. Our management has concluded that, as of March 31, 2016, our internal control over financial reporting is effective based on these criteria.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of July 8, 2016:

Name	Age	Title
Jonathan J. Ledecky	57	President and director

Jonathan J. Ledecky. Mr. Ledecky has served as our president and a director since October 2015. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NYC Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound, a private investment management fund, since March 1999. Mr. Ledecky has served as a member of the board of directors of Propel Media, Inc., a digital media holding company, since January 2015. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within three years. From July 1999 to July 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. Mr. Ledecky also has served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and currently serves as a trustee of the U.S. Olympic Foundation and the U.S. Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, a singular honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983.

Mr. Ledecky is not required to commit his full time to our business affairs and he will not devote a substantial amount of time to our business affairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended March 31, 2016 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

Nominating, Compensation and Audit Committees

As we only have one Board member and given our limited operations, we do not have separate or independent nominating, audit or compensation committees. Our Board has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board.

ITEM 11.	EXECUTIVE COMPENSATION.

Mr. Ledecky is our sole officer and director. Mr. Ledecky has not received any compensation during the fiscal years ended March 31, 2016 and 2015.

Prior to October 30, 2015, Messrs. Kling and Warshaw were our sole officers and Mr. Kling was our sole director. Neither Mr. Kling nor Mr. Warshaw received any compensation during the fiscal years ended March 31, 2016 and 2015.

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

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay our director’s expenses in attending Board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of July 8, 2016 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percentage of Ownership
Ironbound Partners Fund, LLC (2)
970 West Broadway, PMB 402
Jackson, Wyoming 83001	9,509,440	(3)	69.1%

Jonathan J. Ledecky (4)
970 West Broadway, PMB 402
Jackson, Wyoming 83001	9,509,440	(3)	69.1%

Moyo Partners, LLC (5)
c/o Arnold P. Kling
410 Park Avenue- suite 1710
New York, NY 10022	2,377,360		17.3%

Arnold P. Kling (6)
410 Park Avenue- suite 1710
New York, NY 10022	2,377,360		17.3%

Kirk M. Warshaw (7)
2640 Lake Shore Dr., Unit 1708
Riviera Beach, FL 33404	1,070,880		7.5%

All Directors and Officers (1 person) as a group	9,509,440		69.1%

(1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of July 8, 2016 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Jonathan J. Ledecky, our president and sole director, controls Ironbound Partners Fund, LLC and therefore is the beneficial owner of the shares held by this entity.

(3) Does not include shares of Common Stock issuable upon the conversion the Outstanding Notes.

(4) Includes all the shares held by Ironbound Partners Fund, LLC.

(5) Arnold P. Kling controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(6) Includes all the shares held by Moyo Partners, LLC.

(7) The shares of Common Stock beneficially owned by Mr. Warshaw include 520,880 shares issuable upon the exercise of an option at an exercise price of $0.002 per share (described in item 13 below).

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board consists solely of Jonathan J. Ledecky. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

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

On July 25, 2014, Ironbound lent an additional $72,000 to us on the same terms as the May 2013 Note. The 2014 Note had a maturity date of August 31, 2015.

Effective September 1, 2015, the maturity dates of the Prior Notes was extended from August 31, 2015 to August 31, 2016.

On April 1, 2016, Ironbound lent an additional $10,000 to us. The 2016 Note has a maturity date of August 31, 2016 and bears interest at the rate of 5.0% per annum, payable at maturity. The other terms of the 2016 Note are identical to the Prior Notes.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

For the fiscal year ended March 31, 2016 and 2015, we were billed $11,540 and $13,500 by Liggett & Webb, P.A. (“Liggett”), our independent registered public accountants, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at March 31, 2016 and 2015
•	Statements of Operations for the years ended March 31, 2016 and 2015
•	Statements of Changes in Stockholders’ Deficit for the years ended March 31, 2016 and March 31, 2015
•	Statements of Cash Flows for the years ended March 31, 2016 and 2015
•	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008 (1)
3.2	Certificate Eliminating the Series A Preferred Stock (1)
3.4	By-Laws (2)
4.1	Amended and Restated Convertible Note, issued May 14, 2013 and amended and restated July 25, 2014, in the principal amount of $100,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC (3)
4.2	Convertible Note, dated July 25, 2014, in the principal amount of $72,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC (3)
4.3	Convertible Note, dated April 1, 2016, in the principal amount of $10,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (4)
10.1	Stock Option Agreement, dated May 22, 2013 - Kirk M. Warshaw (5)
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Included herewith.

**Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the company’s registration statement on Form SB-2 (Registration No. 333-135495), filed on June 30, 2006, and incorporated herein by reference.
(3)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on July 31, 2014, and incorporated herein by reference.
(4)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on April 5, 2016, and incorporated herein by reference.
(5)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTOWN LANE MARKETING, INCORPORATED

Date: July 12, 2016

/s/Jonathan J. Ledecky
Jonathan J. Ledecky, President, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and sole director

NEWTOWN LANE MARKETING, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Newtown Lane Marketing, Incorporated

Florham Park, New Jersey

We have audited the accompanying balance sheets of Newtown Lane Marketing, Incorporated as of March 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtown Lane Marketing, Incorporated as of March 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

New York, NY

July 12, 2016

NEWTOWN LANE MARKETING, INCORPORATED

BALANCE SHEETS

ASSETS	March 31,	March 31,
	2016	2015

Current Assets
Cash and cash equivalents	$4,555	$34,490
Prepaid assets	3,000	3,125
TOTAL CURRENT ASSETS	$7,555	$37,615

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,798	$20,651
Convertible notes payable - Related Party	182,000	172,000
TOTAL CURRENT LIABILITIES	$209,798	$192,651

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized,
13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,050,756	2,045,756
Accumulated deficit	(2,266,757)	(2,214,550)

TOTAL STOCKHOLDERS' DEFICIT	(202,243)	(155,036)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,555	$37,615

The accompanying notes are an integral part of these financial statements.

F-3

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF OPERATIONS

	Twelve Months Ended
	March 31,
	2016	2015
Expenses
Selling, general and administrative	$43,561	$72,673
Interest expense, net	8,646	7,470
Total expense	$(52,207)	$(80,143)

Net loss	$(52,207)	$(80,143)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550

The accompanying notes are an integral part of these financial statements

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the years ended March 31, 2016 and 2015

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2014	0	0	13,757,550	$13,758	$2,037,095	$(2,134,407)	$(83,554)
Equity based compensation	0	0	0	0	3,661	0	3,661
Contributed Services	0	0	0	0	5,000	0	5,000
Net loss	0	0	0	0	0	(80,143)	(80,143)
Balances at March 31, 2015	0	$0	13,757,550	$13,758	$2,045,756	$(2,214,550)	$(155,036)
Contributed services	0	0	0	0	5,000	0	5,000
Net loss	0	0	0	0	0	(52,207)	(52,207)
Balances at March 31, 2016	0	$0	13,757,550	$13,758	$2,050,756	$(2,266,757)	$(202,243)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF CASH FLOWS

	Twelve Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,207)	$(80,143)
Adjustments to reconcile net loss to cash used in operating activities: Equity based compensation		3,661
Contributed services	5,000	5,000
Changes in operating assets and liabilities:
Decrease (increase) in other assets	125	(334)
Decrease in accounts payable and accruals	7,147	10,220
NET CASH USED IN OPERATING ACTIVITIES	$(39,935)	$(61,596)

NET CASH PROVIDED BY FINANCING ACTIVITIES Issuance of notes payable	$10,000	$72,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$10,000	$72,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,935)	10,404

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$34,490	$24,086
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,555	$34,490

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years Ended March 31, 2016 and 2015

NOTE 1 – DESCRIPTION OF COMPANY

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

Further, on July 25, 2014, we issued an amended and restated convertible promissory note (the “Amended and Restated Note” and together with the 2014 Note, the “Prior Notes”) to Ironbound in the principal amount of $100,000, in substitution for the May 2013 Note. The Amended and Restated Note extended the maturity of the May 2013 Note to August 31, 2015 and provided for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our Common Stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note otherwise remained unchanged.

Effective September 1, 2015, the maturity dates of the Prior Notes was extended from August 31, 2015 to August 31, 2016.

On October 30, 2015, Mr. Kling resigned from his position as our sole director and from his position as our President. Also on October 30, 2015, Mr. Warshaw resigned from his positions as our Chief Financial Officer and Secretary. Messrs. Kling’s and Warshaw’s resignation were not due to any disagreement with the Company or its management on any matter relating to the Company’s operations, policies or practices. Prior to Mr. Kling’s resignation, our Board of Directors appointed Jonathan J. Ledecky, the managing member of Ironbound, our largest stockholder, to fill the vacancy created by Mr. Kling’s resignation and will assume the role of President of the Company.

On April 1, 2016, we issued a convertible promissory note (the “2016 Note” and together with the Prior Notes, the “Outstanding Notes”) in the principal amount of $10,000 to Ironbound. The 2016 Note has the same terms as the Prior Notes. The proceeds of the 2016 Note was and will be utilized by the Company to fund working capital needs.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates Newtown continuing as a going concern. Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, we do own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be-identified operating company or business. We currently have no definitive agreements or understandings with any prospective business combination candidates and there no assurances that we find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Since inception, Newtown has incurred an accumulated deficit of $2,266,757 through March 31, 2016. For the years ended March 31, 2016 and 2015, Newtown had net losses of $52,207 and $80,143, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional funding, expects to continue to spend substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

(b)	Use of Estimates:

In preparing financial statements with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements,as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

(c)	Statement of Cash Flows:

For purposes of the statements of cash flows Newtown considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(d)	Loss per Common Share:

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of March 31, 2016, we had a total of 886,990 of potentially dilutive securities comprised solely of stock options.

(e)	Income Taxes:

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it I more likely than not that such assets will be realized.

(f)	Financial instruments:

The estimated fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate their carrying values because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

(g)	Equity Based Compensation:

We adopted the FASB accounting guidance for share based payment transactions. This standard requires us to measure the cost of employee services received in exchange for equity share options granted based on the grant date fair value of the options and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s bet estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested option as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

The cost is recognized as compensation expense over the vesting period of the options. The compensation cost included in operating expenses was $0 and $3,661 for the year ended March 31, 2016 and 2015, respectively. No tax benefit was recorded as of March 31, 2015 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carry forwards.

The accounting guidance requires the use of a valuation model to calculate the fair value of each stock-based award. We use the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended
	March 31, 2016	March 31, 2015
Dividends per year	0	0
Volatility percentage	200%	200%
Rick free interest rate	2.8%	2.8%
Expected life (years)	7-10	7-10
Weighted Average Fair Value	$0.002-$0.02	$0.002-$0.02

(h)	New Accounting Pronouncements:

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

Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

NOTE 3 – STOCKHOLDERS’ DEFICIT

On May 9, 2007, an employee and two officers transferred 500,000 shares in aggregate (approximately 166,670 shares a piece) to a third party for services on our behalf. The fair value of the 500,000 shares transferred to $19,000 was recorded in the statement of operations as a selling, general and administrative expense.

On the Effective Date, we entered into and closed the Purchase Agreement with the Purchasers, pursuant to which we sold to them, in the aggregate approximately, four million four hundred seventy nine thousand two hundred fifty (4,479,250) shares of our Common Stock and five hundred (500) shares of Preferred Stock, each share convertible at the option of the holder of approximately, fourteen thousand eight hundred twenty (14,820) shares of Common Stock, for aggregate gross proceeds to us of $600,000. Preferred Stock is convertible only to the extent there are a sufficient number of shares of Common Stock available for issuance upon any such conversion.

On the Effective Date” (i) the Purchasers acquired control of Newtown, with (a) R&R acquiring nine million five hundred nine thousand four hundred forty (9,509,440) shares of Common Stock (assuming the conversion of R&R of the four hundred (400) shares of Preferred Stock it acquired pursuant to the Purchase Agreement into five million nine hundred twenty eight thousand (5,928,000) shares of Common Stock) constituting 72% of the then issued and outstanding shares of Common Stock, and (b) Moyo acquiring two million three hundred seventy seven thousand three hundred sixty (2,377,360) shares of Common Stock (assuming the conversion by Moyo of its one hundred (100) shares of Preferred Stock it acquired to pursuant to the Purchase Agreement into one million four hundred eighty one thousand five hundred ten (1,481,510) shares of Common Stock) constituting 18% of the then issued and outstanding shares of Common Stock; and (ii) in full satisfaction of our obligations under the December Notes, the holders of the December Notes converted an aggregate of $479,811 of principal and accrued interest into 274,200 shares of Common Stock and accepted a cash payment from us in the aggregate amount of $625,030 for the remaining principal balance.

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

On December 19, 2007, the holders of all the issued and outstanding shares of Series A Preferred Stock elected to convert all of their shares into shares of Common Stock. As a result, the 500 shares of series A Preferred Stock outstanding were exchanged for 7,407,540 shares of Common Stock, and all 500 shares of the Series A Preferred Stock were returned to the status of authorized and unissued shares of undersigned preferred stock, par value $.001 per share.

On August 29, 2008, we implemented a 1 for 50 reverse stock split (the “Reverse Split”) of the Common Stock. Pursuant to the Reverse Split, each 50 shares of Common Stock issued and outstanding was converted into one share of Common Stock.

In December 2008, we sold 550,000 shares of Common Stock to Kirk Warshaw, CFO, for $2,000. We determined such shares were issued below their fair value; hence, $11,750 of compensation expense was recorded for the difference in value of the shares issued for cash versus fair value of such shares.

On May 6, 2013, Ironbound Partners Fund, LLC (“Ironbound”) acquired 9,509,440 shares of Common Stock (the “Acquired Shares”) for an aggregate purchase price of $15,000, or $0.00157737 per share. The Acquired Shares represent 69.1% of our total issued and outstanding shares of Common Stock. The Acquired Shares were purchased by Ironbound, utilizing its available and uncommitted cash, from the Chapter 7 Trustee of the Estates of Rodman & Renshaw, LLC (“Rodman”), Direct Markets, Inc. and /Direct Markets Holding, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). The Acquired Shares constitute all the shares of Common Stock previously owned by R&R, an affiliate of Rodman.

On August 15, 2013, we declared a stock dividend on our outstanding Common Stock for stockholders of record as of August 15, 2013 (the “Record Date”). As a result, all stockholders on the Record Date received nine new shares of Common Stock for each share of Common Stock owned by them as of that date (the “2013 Stock Dividend”). All share and per share data herein has been retroactively restated to reflect the Reverse Split and the 2013 Stock Dividend, since the 2013 Stock Dividend was in substance a forward stock split.

During the years ended March 31, 2016 and March 31, 2015, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

STOCK OPTIONS

During the year ended March 31, 2014, we issued 886,990 non-qualified stock options to an officer and consultant. These options have a ten year term with exercise prices ranging from $0.002 to $0.02 per share. Some of these options immediately and other options issued vested 50% upon issuance and the remainder vet on their six month anniversary. The options issued during the year ended March 31, 2014 have been valued at $8,050 for which $4,389 of compensation expense was recorded during the year ended March 31, 2014. The balance of the option expense, $3,661 was recorded as expense during the year ended March 31, 2015.

A summary of the common stock option activity for officers and consultants as of March 31, 2016 and the three years then ended is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at March 31, 2014	886,990	$0.009	9.2
Granted		0	0
Exercised		0	0
Forfeited		0	0
Expired		0	0
Outstanding at March 31, 2015	886,990	$0.009	8.2
Granted		0	0
Exercised		0	0
Forfeited		0	0
Expired		0	0
Outstanding at March 31, 2016	886,990	$0.009	7.2
Exercisable at March 31, 2016	886,990

Based on the last trade or purchase of Newtown’s shares at a per share price of $0.00157737 as of March 31, 2016 there is no intrinsic value on the stock options outstanding.

The 886,990 options issued during the year were issued at an exercise price that was above the market price at the time the options were granted.

The following summarizes certain information regarding stock options at March 31, 2016:

		Total			Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise		Exercise	Life		Exercise	Life
Price Range	Number	Price	(years)	Number	Price	(years)
$0.00-0.002	520,880	0.002	7.1	520,880	0.002	7.1
$0.01-0.02	366,110	0.02	7.8	366,110	0.02	7.2
	886,990			886,990

NOTE 4 – NOTES PAYABLE – RELATED PARTY

On May 14, 2013, Ironbound loaned $100,000 to us and we issued a convertible promissory note in the principal amount of $100,000 to Ironbound (the May 2013 “Note”). The May 2013 Note was initially issued with a two-year term and bore interest at a rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2013 Note was convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note was amended in July 2014 in accordance with the amended and Restated Note, as described below.

On July 25, 2014, we raised gross proceeds of $72,000 in a debt financing transaction with Ironbound and, in connection therewith, issued to Ironbound a convertible promissory note (the “2014 Note”) in the principal amount of $72,000. The 2014 Note has a maturity date of August 31, 2015 and bears interest at a rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the 2014 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Note) at the “Conversion Price” (as defined in the 2014 Note).

Further, on July 25, 2014, we issued an amended and restated convertible promissory note (the “Amended and Restated Note” and together with the 2014 Note, the “Prior Notes”) to Ironbound in the principal amount of $100,000, in substitution for the May 2013 Note. The Amended and Restated Note extended the maturity of the May 2013 Note to August 31, 2015 and provided for the principal and accrued interest on the May 2013 Note to be convertible, at the election of Ironbound, into shares of our Common Stock following the consummation of a “Qualified Financing” (as defined in the May 2013 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note otherwise remained unchanged.

Effective September 1, 2015, the maturity dates of the Prior Notes was extended from August 31, 2015 to August 31, 2016.

On October 30, 2015, Mr. Kling resigned from his position as our sole director and from his position as our President. Also on October 30, 2015, Mr. Warshaw resigned from his positions as our Chief Financial Officer and Secretary. Messrs. Kling’s and Warshaw’s resignation were not due to any disagreement with the Company or its management on any matter relating to the Company’s operations, policies or practices. Prior to Mr. Kling’s resignation, our Board of Directors appointed Jonathan J. Ledecky, the managing member of Ironbound, our largest stockholder, to fill the vacancy created by Mr. Kling’s resignation and will assume the role of President of the Company.

On April 1, 2016, we issued a convertible promissory note (the “2016 Note” and together with the Prior Notes, the “Outstanding Notes”) in the principal amount of $10,000 to Ironbound. The 2016 Note has the same terms as the Prior Notes. The proceeds of the 2016 Note was and will be utilized by the Company to fund working capital needs.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities consist of the following:

	March 31
Deferred tax assets:	2016	2015

Net operating loss carry forwards & capital loss carry forward	660,500	646,500

Less: valuation allowance	(660,500)	(646,500)

	-	-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	March 31
	2016	2015
Provision for expected federal statutory rate	(35)%	(35)%
Permanent differences – equity based compensation	0%	4%
Loss for which no benefit is available or a valuation allowance
Has been recorded	35%	31%

At March 31, 2016, Newtown had approximately $1,863,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2030. In addition, there is a $25,000 capital loss carryover, which is fully reserved as well. This capital loss expires in 2026. The deferred tax asset and related valuation increased by approximately $ during the period ended March 31, 2016. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent and past changes in ownership of Newtown. The benefits of these NOL’s may be reduced in the future if Newtown is successful in establishing a new business. Newtown’s federal and state income tax returns for the years 2011 through 2016 remain open for audit by applicable regulatory authority.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the years ended March 31, 2016 and March 31, 2015, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by our officers.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated all subsequent events and determined that there were no subsequent events to recognize or disclose in these financial statements.

