Form 10-K
period 2017-03-31
NEWTOWN LANE MARKETING INC
filed 2017-07-14
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of September 30, 2016 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $508,074 (based on a closing price of $0.1196 per share on such date).

As of July 13, 2017, 13,757,550 shares of the registrant's common stock were outstanding.

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

As of March 31, 2017, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

On December 31, 2015, Ironbound advanced us an additional $10,000. This amount was subsequently evidenced by a promissory note with the same terms as the Prior Notes. The proceeds of this note was utilized by the Company to fund working capital needs.

On April 1, 2016, we issued a convertible promissory note (the “2016 Note” and together with the Prior Notes, the “Outstanding Notes”) in the principal amount of $10,000 to Ironbound. The 2016 Note has the same terms as the Prior Notes. The proceeds of the 2016 Note was utilized by the Company to fund working capital needs.

On July 15, 2016, we issued a convertible promissory note (the “July 2016 Note”) in the principal amount of $25,000 to Ironbound. The July 2016 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the July 2016 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the July 2016 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the July 2016 Note) at the “Conversion Price” (as defined in the July 2016 Note). The proceeds of the July 2016 Note will be utilized by the Company to fund working capital needs.

Effective September 1, 2016, the maturity dates of the Outstanding Notes was extended from August 31, 2016 to August 31, 2017.

On February 14, 2017, we issued a convertible promissory note (the “February 2017 Note”) in the principal amount of $50,000 to Ironbound. The February 2017 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the February 2017 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the February 2017 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the February 2017 Note) at the “Conversion Price” (as defined in the February 2017 Note). The proceeds of the February 2017 Note will be utilized by the Company to fund working capital needs.

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

CERTAIN CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Since inception, we have incurred negative cash flow from operating activities and an accumulated deficit of $2,327,585 through March 31, 2017. For the years ended March 31, 2017 and 2016, we had net losses of $60,828 and $52,207, respectively. We have spent, and subject to obtaining additional financing, expect to continue to spend, substantial amounts in connection with executing our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have historically relied upon funding through capital contributions from our former majority stockholder, R&R, an affiliate of Rodman.  On January 11, 2013, Rodman filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R.  Subsequent to our fiscal year ended March 31, 2013, on May 6, 2013, Ironbound acquired the 9,509,440 shares of Common Stock then owned by R&R from the Chapter 7 Trustee of the Estates of Rodman, Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). Since May 14, 2013 we have borrowed $267,000 from Ironbound and issued the aforementioned Outstanding Notes, July 2016 Note and February 2017 Note to it. As of March 31, 2017, we have $40,300 on hand. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms. Failure to receive adequate additional funding will cause us to cease operations.

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

CONTROL BY EXISTING STOCKHOLDER.

As of March 31, 2017, 2017, Ironbound beneficially owned approximately 69% of the outstanding shares of our Common Stock. As a result, Ironbound is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

	Sale Prices
2017-2018	High	Low
Second Quarter*	$0.10	$0.10
First Quarter	$0.25	$0.10

2016-2017	High	Low
Fourth Quarter	$0.25	$0.10
Third Quarter	$0.64	$0.1196
Second Quarter	$0.19	$0.10
First Quarter	$0.19	$0.19

2015-2016	High	Low
Fourth Quarter	$0.19	$0.19
Third Quarter	$0.19	$0.19
Second Quarter	$0.20	$0.19
First Quarter	$1.00	$0.20

*Through July 7, 2017.

(b) Holders. As of July 7, 2017, there were 93 record holders of our issued and outstanding shares of Common Stock.

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2017, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to consummate a business combination transaction with an operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2017 Compared to the Fiscal Year Ended March 31, 2016

We are a corporation with limited operations and did not have any operating revenues during the fiscal years ended March 31, 2017 and 2016, respectively.

Total expenses for the fiscal years ended March 31, 2017 and 2016 were $60,828 and $52,207, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At March 31, 2017, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At March 31, 2017, we had the Outstanding Notes, July 2016 Note and February 2017 Note payable in the aggregate principal amount of $267,000 payable to Ironbound, our majority stockholder. We had cash and cash equivalents of $40,300 and negative working capital of $258,071. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, which was adopted by COSO in 1992. Our management has concluded that, as of March 31, 2017, our internal control over financial reporting is effective based on these criteria.

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

The following table sets forth information concerning our officers and directors as of July 7, 2017:

Name	Age	Title
Jonathan J. Ledecky	57	President and director

Jonathan J. Ledecky. Mr. Ledecky has served as our president and a director since October 2015. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound, a private investment management fund, since March 1999. Mr. Ledecky has served as a member of the board of directors of Propel Media, Inc., a digital media holding company, since January 2015. From June 1998 to August 2013, Mr. Ledecky served as a director of School Specialty, a Nasdaq Global Market listed education company that provides products, programs and services that enhance student achievement and development. School Specialty was spun out of U.S. Office Products in June 1998. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within three years. From July 1999 to July 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. Mr. Ledecky also has served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and currently serves as a trustee of the U.S. Olympic Foundation and the U.S. Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, a singular honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983.

Mr. Ledecky is not required to commit his full time to our business affairs and he will not devote a substantial amount of time to our business affairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended March 31, 2017 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

Mr. Ledecky is our sole officer and director. Mr. Ledecky has not received any compensation during the fiscal years ended March 31, 2017 and 2016.

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

The following table sets forth certain information as of July 7, 2017 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percentage of Ownership
Ironbound Partners Fund, LLC (2)
c/o Graubard Miller 405 Lexington Avenue, 11th Floor
New York, New York 10174	9,509,440	(3)	69.1%

Jonathan J. Ledecky (4)
c/o Graubard Miller 405 Lexington Avenue, 11th Floor
New York, New York 10174	9,509,440	(3)	69.1%

Moyo Partners, LLC (5)
c/o Arnold P. Kling
410 Park Avenue- suite 1710
New York, NY 10022	2,377,360		17.3%

Arnold P. Kling (6)
410 Park Avenue- suite 1710
New York, NY 10022	2,377,360		17.3%

Kirk M. Warshaw (7)
2640 Lake Shore Dr., Unit 1708
Riviera Beach, FL 33404	1,070,880		7.5%

All Directors and Officers (1 person) as a group	9,509,440		69.1%

(1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of July 7, 2017 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Jonathan J. Ledecky, our president and sole director, controls Ironbound Partners Fund, LLC and therefore is the beneficial owner of the shares held by this entity.

(3) Does not include shares of Common Stock issuable upon the conversion of the Outstanding Notes, the July 2016 Note and February 2017 Note.

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

On July 15, 2016, Ironbound lent an additional $25,000 to us. The July 2016 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The other terms of the July 2016 Note are identical to the Prior Notes.

Effective September 1, 2016, the maturity dates of the Outstanding Notes was extended from August 31, 2016 to August 31, 2017.

On February 14, 2017, Ironbound lent an additional $50,000 to us. The February 2017 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The other terms of the February 2017 Note are identical to the Prior Notes.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

For the fiscal year ended March 31, 2017 and 2016, we were billed $13,500 and $11,540, respectively, by Liggett & Webb, P.A. (“Liggett”), our independent registered public accountants, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets at March 31, 2017 and 2016

•	Statements of Operations for the years ended March 31, 2017 and 2016

•	Statements of Changes in Stockholders’ Deficit for the years ended March 31, 2017 and March 31, 2016

•	Statements of Cash Flows for the years ended March 31, 2017 and 2016

•	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008 (1)
3.2	Certificate Eliminating the Series A Preferred Stock (1)
3.4	By-Laws (2)
4.1	Amended and Restated Convertible Note, issued May 14, 2013 and amended and restated July 25, 2014, in the principal amount of $100,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC (3)
4.2	Convertible Note, dated July 25, 2014, in the principal amount of $72,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC (3)
4.3	Convertible Note, dated April 1, 2016, in the principal amount of $10,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (4)
4.4	Convertible Note, dated July 15, 2016, in the principal amount of $25,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (5)
4.5	Convertible Note, dated February 14, 2017, in the principal amount of $50,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (6)
10.1	Stock Option Agreement, dated May 22, 2013 - Kirk M. Warshaw (7)
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Included herewith.

**Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the company’s registration statement on Form SB-2 (Registration No. 333-135495), filed on June 30, 2006, and incorporated herein by reference.
(3)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on July 31, 2014, and incorporated herein by reference.
(4)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on April 5, 2016, and incorporated herein by reference.
(5)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on July 18, 2016, and incorporated herein by reference.
(6)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on February 16, 2017, and incorporated herein by reference.
(7)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTOWN LANE MARKETING, INCORPORATED

Date: July 14, 2017

/s/Jonathan J. Ledecky
Jonathan J. Ledecky, President, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and sole director

NEWTOWN LANE MARKETING, INCORPORATED

22

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Newtown Lane Marketing, Incorporated

Florham Park, New Jersey

We have audited the accompanying balance sheets of Newtown Lane Marketing, Incorporated as of March 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended March 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtown Lane Marketing, Incorporated as of March 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years ended March 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

New York, NY

July 14, 2017

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

BALANCE SHEETS

	March 31,	March 31,
	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$40,300	$4,555
Prepaid assets	-	3,000
TOTAL CURRENT ASSETS	$40,300	$7,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$31,371	$27,798
Convertible notes payable - Related Party	267,000	182,000
TOTAL CURRENT LIABILITIES	298,371	209,798

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758

Additional paid-in capital	2,055,756	2,050,756

Accumulated deficit	(2,327,585)	(2,266,757)

TOTAL STOCKHOLDERS' DEFICIT	(258,071)	(202,243)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,300	$7,555

The accompanying notes are an integral part of these financial statements.

F-2

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF OPERATIONS

	Twelve Months Ended
	March 31,
	2017	2016
Expenses
Selling, general and administrative	$50,005	$43,561
Interest expense, net	10,823	8,646
Total expense	60,828	52,207

Net loss	$(60,828)	$(52,207)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550

The accompanying notes are an integral part of these financial statements

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the years ended March 31, 2016 and 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2015	0	$0	13,757,550	$13,758	$2,045,756	$(2,2,14,550)	$(155,036)
Contributed Services	0	0	0	0	5,000	0	5,000
Net loss	0	0	0	0	0	(52,207)	(52,207)
Balances at March 31, 2016	0	0	13,757,550	13,758	2,050,756	(2,266,757)	(202,243)
Contributed services	0	0	0	0	5,000	0	5,000
Net loss	0	0	0	0	0	(60,828)	(60,828)
Balances at March 31, 2017	0	$0	13,757,550	$13,758	$2,055,756	$(2,327,585)	$(258,071)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF CASH FLOWS

	Twelve Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,828)	$(52,207)
Contributed services	5,000	5,000
Changes in operating assets and liabilities:
Decrease in other assets	3,000	125
Increase in accounts payable and accruals	3,573	7,147
NET CASH USED IN OPERATING ACTIVITIES	(49,255)	(39,935)

NET CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of notes payable	85,000	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	85,000	10,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,745	(29,935)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$4,555	$34,490
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,300	$4,555

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years Ended March 31, 2017 and 2016

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

On December 31, 2015, Ironbound advanced us an additional $10,000. This amount was subsequently evidenced by a promissory note with the same terms as the Prior Notes. The proceeds of this note was utilized by the Company to fund working capital needs.

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

Effective September 1, 2016, the maturity dates of the Outstanding Notes was extended from August 31, 2016 to August 31, 2017.

On February 14, 2017, we issued a convertible promissory note (the “February 2017 Note”) in the principal amount of $50,000 to Ironbound. The February 2017 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the February 2017 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the February 2017 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the February 2017 Note) at the “Conversion Price” (as defined in the February 2017 Note). The proceeds of the February 2017 Note will be utilized by the Company to fund working capital needs.

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

Since inception, Newtown has incurred an accumulated deficit of $2,327,585 through March 31, 2017. For the years ended March 31, 2017 and 2016, Newtown had net losses of $60,828 and $52,207, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional funding, expects to continue to spend substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of March 31, 2017 and 2016, we had a total of 886,990 of potentially dilutive securities comprised solely of stock options.

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

The accounting guidance requires the use of a valuation model to calculate the fair value of each stock-based award. We use the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions.

No option were issued in the year ended March 31, 2017 and 2016.

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

During the years ended March 31, 2017 and March 31, 2016, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

STOCK OPTIONS

During the year ended March 31, 2014, we issued 886,990 non-qualified stock options to an officer and consultant. These options have a ten year term with exercise prices ranging from $0.002 to $0.02 per share. Some of these options vested immediately and other options issued vested 50% upon issuance and the remainder vet on their six month anniversary.

A summary of the common stock option activity for officers and consultants as of March 31, 2017 and the three years then ended is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at March 31, 2015	886,990	$0.09	8.2
Granted	-	0	0
Exercised	-	0	0
Forfeited	-	0	0
Expired	-	0	0
Outstanding at March 31, 2016	886,990	$0.09	7.2
Granted	-	0	0
Exercised	-	0	0
Forfeited	-	0	0
Expired	-	0	0
Outstanding at March 31, 2017	886,990	$0.09	6.2
Exercisable at March 31, 2017	886,990

Based on the last trade or purchase of Newtown’s shares at a per share price of $0.00157737 as of March 31, 2017 there is no intrinsic value on the stock options outstanding.

The following summarizes certain information regarding stock options at March 31, 2017:

		Total			Total
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise		Exercise	Life		Exercise	Life
Price Range	Number	Price	(years)	Number	Price	(years)
$0.00-0.002	520,880	0.002	6.2	520,880	0.002	6.2
$0.01-0.02	366,110	0.02	6.2	366,110	0.02	6.2
	886,990			886,990

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

On December 31, 2015, Ironbound advanced us an additional $10,000. This amount was subsequently evidenced by a promissory note with the same terms as the Prior Notes. The proceeds of this note was utilized by the Company to fund working capital needs.

On April 1, 2016, we issued a convertible promissory note (the “2016 Note” and together with the Prior Notes, the “Outstanding Notes”) in the principal amount of $10,000 to Ironbound. The 2016 Note has the same terms as the Prior Notes. The proceeds of the 2016 Note was and will be utilized by the Company to fund working capital needs.

On July 15, 2016, we issued a convertible promissory note (the “July 2016 Note”) in the principal amount of $25,000 to Ironbound. The July 2016 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the July 2016 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the July 2016 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the July 2016 Note) at the “Conversion Price” (as defined in the July 2016 Note). The proceeds of the July 2016 Note will be utilized by the Company to fund working capital needs.

Effective September 1, 2016, the maturity dates of the Outstanding Notes was extended from August 31, 2016 to August 31, 2017.

On February 14, 2017, we issued a convertible promissory note (the “February 2017 Note”) in the principal amount of $50,000 to Ironbound. The February 2017 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the February 2017 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the February 2017 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the February 2017 Note) at the “Conversion Price” (as defined in the February 2017 Note). The proceeds of the February 2017 Note will be utilized by the Company to fund working capital needs.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities consist of the following:

	March 31
	2017	2016
Deferred tax assets:

Net operating loss carryforwards & capital loss carry forward	670,500	660,500

Less: valuation allowance	(670,500)	(660,500)

	-	-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	March 31
	2017	2016
Provision for expected federal statutory rate	(35)%	(35)%
Permanent differences – equity based compensation	8%	0%
Loss for which no benefit is available or a valuation allowance
Has been recorded	27%	35%

At March 31, 2017, Newtown had approximately $1,923,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2030. In addition, there is a $25,000 capital loss carryover, which is fully reserved as well. This capital loss expires in 2026. The deferred tax asset and related valuation did not increase during the year ended March 31, 2017. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent and past changes in ownership of Newtown. The benefits of these NOL’s may be reduced in the future if Newtown is successful in establishing a new business. Newtown’s federal and state income tax returns for the years 2011 through 2014 remain open for audit by applicable regulatory authority. The Company has not filed Federal and State income tax returns for the fiscal years ending March 31, 2015, 2016 and 2017.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the years ended March 31, 2017 and March 31, 2016, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by our officers.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated all subsequent events and determined that there were no subsequent events to recognize or disclose in these financial statements.

