Form 10-Q
period 2017-12-31
NEWTOWN LANE MARKETING INC
filed 2018-02-12
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2017

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

Large Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,757,550 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 9, 2018.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	December 31	March 31,
ASSETS	2017	2017
	(unaudited)
Current Assets
Cash and cash equivalents	$8,459	$40,300
Prepaid expenses	1,800
TOTAL CURRENT ASSETS	$10,259	$40,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$41,429	$31,371
Convertible notes payable - Related Party	267,000	267,000
TOTAL CURRENT LIABILITIES	308,429	298,371

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,059,506	2,055,756
Accumulated deficit	(2,371,434)	(2,327,585)

TOTAL STOCKHOLDERS’ DEFICIT	(298,170)	(258,071)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,259	$40,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Selling, general and administrative	$7,123	$6,698	$33,791	$36,674
Interest expense, net	3,365	2,735	10,058	7,812
Total expense	$10,488	$9,433	$43,849	$44,486

Net loss before provision for income taxes	$(10,488)	$(9,433)	$(43,849)	$(44,486)
Income taxes

Net loss	$(10,488)	$(9,433)	$(43,849)	$(44,486)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

  NEWTOWN LANE MARKETING, INCORPORATED

  CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

  Nine Months Ended December 31, 2017

  (unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2017	—	$—	13,757,550	$13,758	$2,055,756	$(2,327,585)	$(258,071)
Contributed services				—	3,750	—	3,750
Net loss				—	—	(43,849)	(43,849)
Balances at December 31, 2017	—	$—	13,757,550	$13,758	$2,059,506	$(2,371,434)	$(298,170)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,849)	$(44,486)
Adjustments to reconcile net loss to cash used in operating activities:
Contributed services	3,750	3,750
Changes in operating assets and liabilities:
Decrease (increase) in other assets	(1,800)	(900)
Increase (decrease) in accounts payable and accruals	10,058	3,125
NET CASH USED IN OPERATING ACTIVITIES	(31,841)	(38,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	—	35,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	35,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,841)	(3,511)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,300	4,555
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,459	$1,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2017
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

The interim financial information as of December 31, 2017 and for the three and nine month periods ended December 31, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2017, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2017 and results of operations and cash flows for the three and nine months ended December 31, 2017 and 2016, as applicable, have been made. The results of operations for the three and nine months ended December 31, 2017 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
December 31, 2017
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
December 31, 2017
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

Effective September 1, 2017, the maturity dates of the Outstanding Notes was extended from August 31, 2016 to August 31, 2018.

As of December 31, 2017, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the three and nine months ended December 31, 2017, we recorded a $1,250 and $3,750 contribution to capital, respectively, for the fair value relating to the use, occupancy and administrative services rendered by the officers.

NEWTOWN LANE MARKETING, INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2017
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

Since inception, Newtown has incurred an accumulated deficit of $2,371,434 through December 31, 2017. For the nine months ended December 31, 2017 and 2016, Newtown had net losses of $43,849 and $44,486, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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
December 31, 2017
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

Effective September 1, 2017, the maturity date of the Outstanding Notes was extended from August 31, 2016 to August 31, 2018.

As of December 31, 2017, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED DECEMBER 31, 2017 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2016

We are a corporation with limited operations and did not have any revenues during the three month periods ended December 31, 2017 and 2016, respectively.

Total expenses from continuing operations for the three months ended December 31, 2017 and 2016 were $10,488 and $9,433, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

NINE MONTH PERIOD ENDED DECEMBER 31, 2017 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2016

We are a corporation with limited operations and did not have any revenues during the nine month periods ended December 31, 2017 and 2016, respectively.

Total expenses from continuing operations for the nine months ended December 31, 2017 and 2016 were $43,849 and $44,486, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Liquidity and Capital Resources

At December 31, 2017, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At December 31, 2017, we had the Outstanding Notes payable in the aggregate principal amount of $267,000 payable to Ironbound, our majority stockholder. We had cash and cash equivalents of $8,459 and negative working capital of $298,170. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2017.

Off-Balance Sheet Arrangements

As of December 31, 2017, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: February 12, 2018	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)