Form 10-K
period 2018-03-31
NEWTOWN LANE MARKETING INC
filed 2018-06-28
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Yes ☒  No ☐

As of September 29, 2017 (the last trading day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $424,811 (based on a closing price of $0.10 per share on such date).

As of June 26, 2018, 13,757,550 shares of the registrant’s common stock were outstanding.

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

As of March 31, 2018, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

On December 31, 2015, Ironbound advanced to us an additional $10,000. This amount was subsequently evidenced by a promissory note (the “December 2015 Note”) with the same terms as the Prior Notes. The proceeds of the December 2015 Note was utilized by the Company to fund working capital needs.

On April 1, 2016, we issued a convertible promissory note (the “April 2016 Note”) in the principal amount of $10,000 to Ironbound. The April 2016 Note has the same terms as the Prior Notes. The proceeds of the April 2016 Note was utilized by the Company to fund working capital needs.

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

Effective September 1, 2016, the maturity dates of the outstanding promissory notes held by Ironbound was extended from August 31, 2016 to August 31, 2017.

On February 14, 2017, we issued a convertible promissory note (the “February 2017 Note” and together with the Prior Notes, the December 2015 Note, the April 2016 Note and the July 2016 Note, the “Outstanding Notes”) in the principal amount of $50,000 to Ironbound. The February 2017 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the February 2017 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the February 2017 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the February 2017 Note) at the “Conversion Price” (as defined in the February 2017 Note). The proceeds of the February 2017 Note will be utilized by the Company to fund working capital needs.

Effective September 1, 2017, the maturity dates of the Outstanding Notes was extended from August 31, 2017 to August 31, 2018.

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

CERTAIN CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Since inception, we have incurred negative cash flow from operating activities and an accumulated deficit of $2,383,436 through March 31, 2018. For the years ended March 31, 2018 and 2017, we had net losses of $55,851 and $60,828, respectively. We have spent, and subject to obtaining additional financing, expect to continue to spend, substantial amounts in connection with executing our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have historically relied upon funding through capital contributions from our former majority stockholder, R&R, an affiliate of Rodman.  On January 11, 2013, Rodman filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R.  Subsequent to our fiscal year ended March 31, 2013, on May 6, 2013, Ironbound acquired the 9,509,440 shares of Common Stock then owned by R&R from the Chapter 7 Trustee of the Estates of Rodman, Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). Since May 14, 2013 we have borrowed $267,000 from Ironbound and issued the aforementioned Outstanding Notes, July 2016 Note and February 2017 Note to it. As of March 31, 2018, we have $3,257 on hand. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms. Failure to receive adequate additional funding will cause us to cease operations.

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

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT tO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Jonathan J. Ledecky. Notwithstanding the importance of Mr. Ledecky, we have not entered into any employment agreement or other understanding with Mr. Ledecky concerning compensation or obtained any “key man” life insurance on any of his life. The loss of the services of Mr. Ledecky will have a material adverse effect on our business objectives and success. We rely upon the expertise of Mr. Ledecky and do not anticipate that we will hire additional personnel.

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

CONTROL BY EXISTING STOCKHOLDER.

As of March 31, 2018, Ironbound beneficially owned approximately 69% of the outstanding shares of our Common Stock. As a result, Ironbound is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

WE OR ANY BUSINESS WE SEEK TO ACQUIRE COULD BE SUBJECT TO CYBERSECURITY RISKS.

We or any company we seek to acquire may rely on information technology systems, including third-party hosted servers and cloud-based servers, to keep business, financial, and corporate records, communicate internally and externally, and operate other critical functions. If any of those internal systems or the systems of its third-party providers are compromised due to cyber incidents, then sensitive documents could be exposed or deleted, and our ability to conduct business could be impaired. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, unauthorized access to systems, computer viruses or other malicious code, denial of service attacks, malware, ransomware, phishing, SQL injection attacks, human error, or other events that result in security breaches or give rise to the manipulation or loss of sensitive information or assets. Cyber incidents can be caused by various persons or groups, including disgruntled employees and vendors, activists, organized crime groups, and state-sponsored and individual hackers. Cyber incidents can also be caused or aggravated by natural events, such as earthquakes, floods, fires, power loss, and telecommunications failures. In addition to operational and business consequences, if a target business’ cybersecurity is breached, it could be held liable to its customers or other parties in regulatory or other actions, and it may be exposed to reputation damages and loss of trust and business. This could result in costly investigations and litigation, civil or criminal penalties, fines, and negative publicity. Any of the foregoing could have a material adverse effect.

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

(a) Market Information. Our Common Stock is traded on the OTC Market under the symbol “NTWN”. The following table sets forth the high and low sales prices for our Common Stock for the periods indicated and as reported on the OTC Market. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Sale Prices
2018-2019	High	Low
First Quarter*	$0.15	$0.15

2017-2018	High	Low
Fourth Quarter	$0.08	$0.035
Third Quarter	$0.10	$0.06
Second Quarter	$0.10	$0.10
First Quarter	$0.25	$0.10

2016-2017	High	Low
Fourth Quarter	$0.25	$0.10
Third Quarter	$0.64	$0.1196
Second Quarter	$0.19	$0.10
First Quarter	$0.19	$0.19

*Through June 25, 2018.

(b) Holders. As of June 25, 2018, there were 46 record holders of our issued and outstanding shares of Common Stock.

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2018, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to consummate a business combination transaction with an operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2018 Compared to the Fiscal Year Ended March 31, 2017

We are a corporation with limited operations and did not have any operating revenues during the fiscal years ended March 31, 2018 and 2017, respectively.

Total expenses for the fiscal years ended March 31, 2018 and 2017 were $55,851 and $60,828, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At March 31, 2018, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At March 31, 2018, we had the Outstanding Notes payable in the aggregate principal amount of $267,000 payable to Ironbound, our majority stockholder. We had cash and cash equivalents of $3,257 and negative working capital of $308,922. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, which was adopted by COSO in 1992. Our management has concluded that, as of March 31, 2018, our internal control over financial reporting is effective based on these criteria.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 25, 2018:

Name	Age	Title
Jonathan J. Ledecky	60	President and director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended March 31, 2018 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

Mr. Ledecky is our sole officer and director. Mr. Ledecky has not received any compensation during the fiscal years ended March 31, 2018 and 2017.

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

The following table sets forth certain information as of June 25, 2018 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percentage of Ownership
Ironbound Partners Fund, LLC (2)
c/o Graubard Miller 405 Lexington Avenue, 11th Floor
New York, New York 10174	9,509,440	(3)	69.1%

Jonathan J. Ledecky (4)
c/o Graubard Miller 405 Lexington Avenue, 11th Floor
New York, New York 10174	9,509,440	(3)	69.1%

Moyo Partners, LLC (5)
c/o Arnold P. Kling
410 Park Avenue- suite 1710
New York, NY 10022	2,377,360		17.3%

Arnold P. Kling (6)
410 Park Avenue- suite 1710
New York, NY 10022	2,377,360		17.3%

Kirk M. Warshaw (7)
2640 Lake Shore Dr., Unit 1708
Riviera Beach, FL 33404	1,070,880		7.5%

All Directors and Officers (1 person) as a group	9,509,440		69.1%

(1)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 25, 2018 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Jonathan J. Ledecky, our president and sole director, controls Ironbound Partners Fund, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)	Does not include shares of Common Stock issuable upon the conversion of the Outstanding Notes.

(4)	Includes all the shares held by Ironbound Partners Fund, LLC.

(5)	Arnold P. Kling controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(6)	Includes all the shares held by Moyo Partners, LLC.

(7)	The shares of Common Stock beneficially owned by Mr. Warshaw include 520,880 shares issuable upon the exercise of an option at an exercise price of $0.002 per share (described in item 13 below).

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Effective September 1, 2015, the maturity dates of the Prior Notes was extended from August 31, 2015 to August 31, 2016.

On December 31, 2015, Ironbound advanced us an additional $10,000. This amount was subsequently evidenced by the December 2015 Note with the same terms as the Prior Notes.

On April 1, 2016, we issued the April 2016 Note in the principal amount of $10,000 to Ironbound. The 2016 Note has the same terms as the Prior Notes. The proceeds of the 2016 Note was and will be utilized by the Company to fund working capital needs.

On July 15, 2016, we issued the July 2016 Note in the principal amount of $25,000 to Ironbound Partners Fund, LLC. The July 2016 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the July 2016 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the July 2016 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the July 2016 Note) at the “Conversion Price” (as defined in the July 2016 Note). The proceeds of the July 2016 Note will be utilized by the Company to fund working capital needs.

Effective September 1, 2016, the maturity dates of the outstanding notes at such date was extended from August 31, 2016 to August 31, 2017.

On February 14, 2017, we issued the February 2017 Note in the principal amount of $50,000 to Ironbound. The February 2017 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the February 2017 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the February 2017 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the February 2017 Note) at the “Conversion Price” (as defined in the February 2017 Note). The proceeds of the February 2017 Note will be utilized by the Company to fund working capital needs.

Effective September 1, 2017, the maturity dates of the Outstanding Notes was extended from August 31, 2017 to August 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

For the fiscal year ended March 31, 2018 and 2017, we were billed $17,500 and $13,500, respectively, by Liggett & Webb, P.A. (“Liggett”), our independent registered public accountants, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets at March 31, 2018 and 2017

●	Statements of Operations for the years ended March 31, 2018 and 2017

●	Statements of Changes in Stockholders’ Deficit for the years ended March 31, 2018 and 2017

●	Statements of Cash Flows for the years ended March 31, 2018 and 2017

●	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008 (1)
3.2	Certificate Eliminating the Series A Preferred Stock (1)
3.4	By-Laws (2)
4.1	Amended and Restated Convertible Note, issued May 14, 2013 and amended and restated July 25, 2014, in the principal amount of $100,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC (3)
4.2	Convertible Note, dated July 25, 2014, in the principal amount of $72,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC (3)
4.3	Convertible Note, dated April 1, 2016, in the principal amount of $10,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (4)
4.4	Convertible Note, dated July 15, 2016, in the principal amount of $25,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (5)
4.5	Convertible Note, dated February 14, 2017, in the principal amount of $60,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (6)
10.1	Stock Option Agreement, dated May 22, 2013 - Kirk M. Warshaw (7)
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Included herewith.

**Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the company’s registration statement on Form SB-2 (Registration No. 333-135495), filed on June 30, 2006, and incorporated herein by reference.
(3)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on July 31, 2014, and incorporated herein by reference.
(4)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on April 5, 2016, and incorporated herein by reference.
(5)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on July 18, 2016, and incorporated herein by reference.
(6)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on February 16, 2017, and incorporated herein by reference.
(7)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTOWN LANE MARKETING, INCORPORATED

Date: June 28, 2018

/s/Jonathan J. Ledecky
Jonathan J. Ledecky, President, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and sole director

NEWTOWN LANE MARKETING, INCORPORATED

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Newtown Lane Marketing, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newtown Lane Marketing, Inc. (the "Company") as of March 31, 2018 and 2017, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and will have to obtain additional capital to sustain operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ LIGGETT & WEBB, P.A.

We have served as the Company’s auditor since 2012.

New York, NY

June 28, 2018

NEWTOWN LANE MARKETING, INCORPORATED

BALANCE SHEETS

ASSETS	March 31,	March 31,
	2018	2017

Current Assets
Cash and cash equivalents	$3,257	$40,300
TOTAL CURRENT ASSETS	$3,257	$40,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$45,179	$31,371
Convertible notes payable - Related Party	267,000	267,000
TOTAL CURRENT LIABILITIES	$312,179	$298,371

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,060,756	2,055,756

Accumulated deficit	(2,383,436)	(2,327,585)

TOTAL STOCKHOLDERS’ DEFICIT	(308,922)	(258,071)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,257	$40,300

The accompanying notes are an integral part of these financial statements.

F-3

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2018	2017
Expenses
Selling, general and administrative	$42,463	$50,005
Interest expense, net	13,388	10,823
Total expense	55,851	60,828

Net loss	$(55,851)	$(60,828)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550

The accompanying notes are an integral part of these financial statements

NEWTOWN LANE MARKETING, INCORPORATED

  STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

  For the years ended March 31, 2018 and 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2016	0	$0	13,757,550	$13,758	$2,050,756	$(2,266,757)	$(202,243)
Contributed Services	0	0	0	0	5,000	0	5,000
Net loss	0	0	0	0	0	(60,828)	(60,828)
Balances at March 31, 2017	0	0	13,757,550	13,758	2,055,756	(2,327,585)	(258,071)
Contributed services	0	0	0	0	5,000	0	5,000
Net loss	0	0	0	0	0	(55,851)	(55,851)
Balances at March 31, 2018	0	$0	13,757,550	$13,758	$2,060,756	$(2,383,436)	$(308,922)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,851)	$(60,828)
Contributed services	5,000	5,000
Changes in operating assets and liabilities:
Decrease in other assets	—	3,000
Increase in accounts payable and accruals	13,808	3,573
NET CASH USED IN OPERATING ACTIVITIES	(37,043)	(49,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	—	85,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	85,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,043)	35,745

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$40,300	$4,555
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,257	$40,300

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years Ended March 31, 2018 and 2017

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

Effective September 1, 2017, the maturity dates of the Outstanding Notes was extended from August 1, 2017 to August 31, 2018.

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

Since inception, Newtown has incurred an accumulated deficit of $2,383,436 through March 31, 2018. For the years ended March 31, 2018 and 2017, Newtown had net losses of $55,851 and $60,828, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional funding, expects to continue to spend substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of March 31, 2018 and 2017, we had a total of 886,990 of potentially dilutive securities comprised solely of stock options.

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

No options were exercised in the year ended March 31, 2018 and 2017.

(h)	New Accounting Pronouncements:

Except as set forth below, management does not believe that any other new accounting pronouncements not yet effective will have a material impact on our financial statements once adopted.

In May 2017, FASB issued accounting standards update ASU-2017-09, “Compensation-Stock Compensation” (Topic 718) –Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period for public entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on the Company’s financial statements.

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

During the years ended March 31, 2018 and March 31, 2017, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

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

A summary of the common stock option activity for officers and consultants as of March 31, 2018 and 2017 and the three years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at March 31, 2016	886,990	$0.009	7.2
Granted	—	0	0
Exercised	—	0	0
Forfeited	—	0	0
Expired	—	0	0
Outstanding at March 31, 2017	886,990	$0.009	6.2
Granted	—	0	0
Exercised	—	0	0
Forfeited	—	0	0
Expired	—	0	0
Outstanding at March 31, 2018	886,990	$0.009	5.2
Exercisable at March 31, 2018	886,990	$0.009	5.2

Based on the last trade or purchase of Newtown’s shares at a per share price of $0.065 as of March 31, 2018. The intrinsic value of stock options outstanding is $49,671.

The following summarizes certain information regarding stock options at March 31, 2018

		Total
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life

$0.00-0.002	520,880	0.002	5.2
$0.01-0.02	366,110	0.020	5.2
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

Effective September 1, 2017, the maturity dates of the Outstanding Notes was extended from August 1, 2017 to August 31, 2018.

NOTE 5 – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018.

Deferred tax assets and liabilities consist of the following:

Deferred tax assets:	March 31 2018	March 31, 2017

Net operating loss carryforwards & capital loss carry forward	509,600	670,500
Less: valuation allowance	(509,600)	(670,500)

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	March 31
	2018	2017
Provision for expected federal statutory rate	21%	30%
Permanent differences – equity based compensation	5%	5%
Loss for which no benefit is available or a valuation allowance Has been recorded	26%	35%

At March 31, 2018, Newtown had approximately $1,960,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2030. In addition, there is a $25,000 capital loss carryover, which is fully reserved as well. This capital loss expires in 2026. The deferred tax asset and related valuation did not increase during the year ended March 31, 2018. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent and past changes in ownership of Newtown. The benefits of these NOL’s may be reduced in the future if Newtown is successful in establishing a new business. Newtown’s federal and state income tax returns for the years 2013 through 2018 remain open for audit by applicable regulatory authority.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the years ended March 31, 2018 and March 31, 2017, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by our officers.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated all subsequent events and determined that there were no subsequent events to recognize or disclose in these financial statements.

