Form 10-Q
period 2018-09-30
NEWTOWN LANE MARKETING INC
filed 2018-11-14
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2018

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,757,550 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of November 14, 2018.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

ASSETS	September 30,	March 31,
	2018	2018
	(unaudited)
Current Assets
Cash and cash equivalents	$2,088	$3,257
TOTAL CURRENT ASSETS	$2,088	$3,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$51,591	$45,179
Convertible notes payable - Related Party	282,000	267,000
TOTAL CURRENT LIABILITIES	333,591	312,179

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,063,256	2,060,756
Accumulated deficit	(2,408,517)	(2,383,436)

TOTAL STOCKHOLDERS’ DEFICIT	(331,503)	(308,922)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,088	$3,257

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30
	2018	2017	2018	2017
Expenses
Selling, general and administrative	$13,501	$11,981	$18,248	$26,668
Interest expense, net	3,507	3,365	6,833	6,693
Total expense	$17,008	$15,346	$25,081	$33,361

Net loss before provision for income taxes	$(17,008)	$(15,346)	$(25,081)	$(33,361)
Income taxes

Net loss	$(17,008)	$(15,346)	$(25,081)	$(33,361)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Six Months Ended September 30, 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2018			13,757,550	13,758	2,060,756	(2,383,436)	(308,922)
Contributed services					2,500	—	2,500
Net loss					—	(25,081)	(25,081)
Balances at September 30, 2018 (unaudited)			13,757,550	13,758	2,063,256	(2,408,517)	(331,503)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,081)	$(33,361)
Adjustments to reconcile net loss to cash used in operating activities:
Contributed services	2,500	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	6,412	7,293
NET CASH USED IN OPERATING ACTIVITIES	(16,169)	(23,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	15,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,169)	(23,568)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,257	40,300
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,088	$16,732

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2018
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

The interim financial information as of September 30, 2018 and for the six month periods ended September 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2018, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2018 and results of operations and cash flows for the six months ended September 30, 2018 and 2017, as applicable, have been made. The results of operations for the six months ended September 30, 2018 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
September 30, 2018
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
September 30, 2018
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

Effective September 1, 2017, the maturity dates of the Outstanding Notes was extended from August 1, 2017 to August 31, 2018.

In August 2018, the maturity dates of the Outstanding Notes was extended from August 1, 2018 to August 31, 2019.

On August 27, 2018, we issued a convertible promissory note (the “August 2018 Note”) in the principal amount of $15,000 to Ironbound. The August 2018 Note has a maturity date of August 31, 2019 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the August 2018 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the August 2018 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the August 2018 Note) at the “Conversion Price” (as defined in the August 2018 Note). The proceeds of the August 2018 Note has been and will be utilized by the Company to fund working capital needs.

As of September 30, 2018, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the six months ended September 30, 2018, we recorded a $2,500 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

NEWTOWN LANE MARKETING, INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2018
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

Since inception, Newtown has incurred an accumulated deficit of $2,408,517 through September 30, 2018. For the six months ended September 30, 2018 and 2017, Newtown had net losses of $25,081 and $33,361, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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
September 30, 2018
(unaudited)

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

Effective September 1, 2017, the maturity dates of the Outstanding Notes was extended from August 31, 2017 to August 31, 2018.

In August 2018, the maturity dates of the Outstanding Notes was extended from August 1, 2018 to August 31, 2019.

On August 27, 2018, we issued a convertible promissory note (the “August 2018 Note”) in the principal amount of $15,000 to Ironbound. The August 2018 Note has a maturity date of August 31, 2019 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the August 2018 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the August 2018 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the August 2018 Note) at the “Conversion Price” (as defined in the August 2018 Note). The proceeds of the August 2018 Note has been and will be utilized by the Company to fund working capital needs.

As of September 30, 2018, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2017

We are a corporation with limited operations and did not have any revenues during the three month periods ended September 30, 2018 and 2017, respectively.

Total expenses from continuing operations for the three months ended September 30, 2018 and 2017 were $17,008 and $15,346, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

SIX MONTH PERIOD ENDED SEPTEMBER 30, 2018 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2017

We are a corporation with limited operations and did not have any revenues during the six month periods ended September 30, 2018 and 2017, respectively.

Total expenses from continuing operations for the six months ended September 30, 2018 and 2017 were $25,081 and $33,361, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Liquidity and Capital Resources

At September 30, 2018, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At September 30, 2018, we had the Outstanding Notes and the August 2018 Note payable in the aggregate principal amount of $282,000 payable to Ironbound, our majority stockholder. We had cash and cash equivalents of $2,088 and negative working capital of $331,503. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: November 14, 2018	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)