Form 10-Q
period 2018-12-31
NEWTOWN LANE MARKETING INC
filed 2019-02-19
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2018

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

Large Accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,757,550 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 19, 2019.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

ASSETS	December 31,	March 31,
	2018	2018
	(unaudited)
Current Assets
Cash and cash equivalents	$16,596	$3,257
Prepaids	2,000	—
TOTAL ASSETS	$18,596	$3,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$55,238	$45,179
Convertible notes payable - Related Party	307,000	267,000
TOTAL LIABILITIES	362,238	312,179

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,064,506	2,060,756
Accumulated deficit	(2,421,906)	(2,383,436)

TOTAL STOCKHOLDERS’ DEFICIT	(343,642)	(308,922)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,596	$3,257

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Expenses
Selling, general and administrative	$9,743	$7,123	$27,991	$33,791
Interest expense, net	3,646	3,365	10,479	10,058
Total expense	$13,389	$10,488	$38,470	$43,849

Net loss before provision for income taxes	$(13,389)	$(10,488)	$(38,470)	$(43,849)
Income taxes

Net loss	$(13,389)	$(10,488)	$(38,470)	$(43,849)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

  NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine Months Ended December 31, 2018 and 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2017			13,757,550	13,758	2,055,756	(2,327,585)	(258,071)
Contributed services					3,750		3,750
Net loss						(43,849)	(43,849)
Balances at December 31, 2017 (unaudited)			13,757,550	13,758	2,059,506	(2,371,434)	(298,170)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2018			13,757,550	13,758	2,060,756	(2,383,436)	(308,922)
Contributed services					3,750		3,750
Net loss						(38,470)	(38,470)
Balances at December 31, 2018 (unaudited)			13,757,550	13,758	2,064,506	(2,421,906)	(343,642)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,470)	$(43,849)
Adjustments to reconcile net loss to cash used in operating activities:
Contributed services	3,750	3,750
Changes in operating assets and liabilities:
(Increase) decrease in prepaids	(2,000)	(1,800)
Increase (decrease) in accounts payable and accruals	10,059	10,058
NET CASH USED IN OPERATING ACTIVITIES	(26,661)	(31,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	40,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,339	(31,841)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,257	40,300
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,596	$8,459

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2018
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

The interim financial information as of December 31, 2018 and for the nine month periods ended December 31, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2018, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2018 and results of operations and cash flows for the nine months ended December 31, 2018 and 2017, as applicable, have been made. The results of operations for the nine months ended December 31, 2018 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
December 31, 2018
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
December 31, 2018
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

On December 4, 2018, we issued a convertible promissory note (the “December 2018 Note”) in the principal amount of $25,000 to Ironbound. The December 2018 Note has a maturity date of August 31, 2019 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the December 2018 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the December 2018 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the December 2018 Note) at the “Conversion Price” (as defined in the December 2018 Note). The proceeds of the December 2018 Note has been and will be utilized by the Company to fund working capital needs.

As of December 31, 2018, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the nine months ended December 31, 2018, we recorded a $3,750 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

NEWTOWN LANE MARKETING, INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2018
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

Since inception, Newtown has incurred an accumulated deficit of $2,421,906 through December 31, 2018. For the nine months ended December 31, 2018 and 2017, Newtown had net losses of $38,470 and $43,849, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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
December 31, 2018
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

On December 4, 2018, we issued a convertible promissory note (the “December 2018 Note”) in the principal amount of $25,000 to Ironbound. The December 2018 Note has a maturity date of August 31, 2019 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the December 2018 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the December 2018 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the December 2018 Note) at the “Conversion Price” (as defined in the December 2018 Note). The proceeds of the December 2018 Note has been and will be utilized by the Company to fund working capital needs.

As of December 31, 2018, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED DECEMBER 31, 2018 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2017

We are a corporation with limited operations and did not have any revenues during the three month periods ended December 31, 2018 and 2017, respectively.

Total expenses from continuing operations for the three months ended December 31, 2018 and 2017 were $13,389 and $10,488, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

NINE MONTH PERIOD ENDED DECEMBER 31, 2018 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2017

We are a corporation with limited operations and did not have any revenues during the nine month periods ended December 31, 2018 and 2017, respectively.

Total expenses from continuing operations for the nine months ended December 31, 2018 and 2017 were $38,470 and $43,849, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Liquidity and Capital Resources

At December 31, 2018, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At December 31, 2018, we had the Outstanding Notes, the August 2018 Note and the December 2018 Note payable in the aggregate principal amount of $307,000 payable to Ironbound, our majority stockholder. We had cash and cash equivalents of $16,596 and negative working capital of $343,642. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2018.

Off-Balance Sheet Arrangements

As of December 31, 2018, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: February 19, 2019	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)