Form 10-Q
period 2019-12-31
NEWTOWN LANE MARKETING INC
filed 2020-02-14
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: December 31, 2019

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,757,550 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 14, 2020.

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

ii

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2019	2019
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$19,083	$10,778
Prepaid assets	2,000
TOTAL ASSETS	$21,083	$10,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$71,329	$59,022
Convertible notes payable - Related Party	347,000	307,000
TOTAL LIABILITIES	418,329	366,022

COMMITMENTS AND CONTINGENCIES		--

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding		--
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,069,506	2,065,756
Accumulated deficit	(2,480,510)	(2,434,758)

TOTAL STOCKHOLDERS’ DEFICIT	(397,246)	(355,244)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,083	$10,778

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Months Ended December 31, 2019 and 2018

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Expenses
Selling, general and administrative	$8,031	$9,743	$33,995	$27,991
Interest expense, net	4,061	3,646	11,757	10,479
Total expense	$12,092	$13,389	$45,752	$38,470

Net loss before provision for income taxes	$(12,092)	$(13,389)	$(45,752)	$(38,470)
Income taxes

Net loss	$(12,092)	$(13,389)	$(45,752)	$(38,470)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted
	13,757,550	13,757,550	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Nine Months Ended December 31, 2019

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2019	-		$-	13,757,550	$13,758	$2,065,756	$(2,434,758)	$(355,244)
Contributed services						1,250		1,250
Net Loss							(21,382)	(21,382)
Balance at June 30, 2019 (unaudited)	-		-	13,757,550	13,758	2,067,006	(2,456,140)	(375,376)
Contributed services						1,250		1,250
Net loss							(12,278)	(12,277)
Balances at September 30, 2019 (unaudited)				13,757,550	13,758	2,068,256	(2,486,418)	(386,403)
Contributed services						1,250		1,250
Net Loss							(12,092)	(12,092)
Balances at December 31, 2019 (unaudited)		$		13,757,550	$13,758	$2,069,506	$(2,480,510)	$(397,246)

Three and Nine Months Ended December 31, 2018

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2018	-		$-	13,757,550	$13,758	$2,060,756	$(2,383,436)	$(308,922)
Contributed services						1,250		1,250
Net loss							(8,073)	(8,073)
Balance at June 30, 2018 (unaudited)	-		-	13,757,550	13,758	2,062,006	(2,391,509)	(315,745)
Contributed services						1,250		1,250
Net loss							(17,008)	(17,008)
Balances at September 30, 2018 (unaudited)				13,757,550	13,758	2,063,256	(2,408,517)	(331,503)
Contributed services						1,250		1,250
Net Loss							(13,389)	(13,389)
Balance at December 31, 2018 (unaudited)		$		13,757,550	$13,758	$2,064,506	$(2,421,906)	$(343,642)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,752)	$(38,470)
Adjustments to reconcile net loss to cash used in operating activities:
Contributed services	3,750	3,750
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	12,307	10,059
Decrease (increase) in prepaid asset	(2,000)	(2,000)
NET CASH USED IN OPERATING ACTIVITIES	$(31,695)	$(26,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	$40,000	$40,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$40,000	$40,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,305	13,339

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,778	3,257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,083	$16,596

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2019
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

The interim financial information as of December 31, 2019 and for the nine month periods ended December 31, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2019, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2019 and results of operations and cash flows for the nine months ended December 31, 2019 and 2018, as applicable, have been made. The results of operations for the nine months ended December 31, 2019 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
December 31, 2019
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
December 31, 2019
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

On April 1, 2016, we issued a convertible promissory note (the “2016 Note”) in the principal amount of $10,000 to Ironbound. The 2016 Note has the same terms as the Prior Notes. The proceeds of the 2016 Note was and will be utilized by the Company to fund working capital needs.

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

Effective September 1, 2016, the maturity dates of the Outstanding Notes was extended from August 31, 2016 to August 31, 2017.

On February 14, 2017, we issued a convertible promissory note (the “February 2017 Note” and together with the December 2015 Note, the 2016 Note and the July 2016 Note, the “Outstanding Notes”) in the principal amount of $50,000 to Ironbound. The February 2017 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the February 2017 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the February 2017 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the February 2017 Note) at the “Conversion Price” (as defined in the February 2017 Note). The proceeds of the February 2017 Note will be utilized by the Company to fund working capital needs.

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

Effective November 12, 2019 the maturity dates of the Outstanding Notes and the August 2018 Note and December 2018 Note was extended from August 31, 2019 to August 31, 2020.

On November 27, 2019, we issued a convertible promissory note (the “November 2019 Note”) in the principal amount of $40,000 to Ironbound. The November 2019 Note has a maturity date of August 31, 2020 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the November 2019 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the November 2019 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the November 2019 Note) at the “Conversion Price” (as defined in the November 2019 Note). The proceeds of the November 2019 Note has been and will be utilized by the Company to fund working capital needs.

As of December 31, 2019, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the nine months ended December 31, 2019, we recorded a $3,750 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2019
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

Since inception, Newtown has incurred an accumulated deficit of $2,480,510 through December 31, 2019. For the nine months ended December 31, 2019 and 2018, Newtown had net losses of $45,752 and $38,470, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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

Effective September 1, 2017, the maturity dates of the outstanding promissory notes held by Ironbound was extended from August 31, 2017 to August 31, 2018.

In August 2018, the maturity dates of the outstanding promissory notes held by Ironcound was extended from August 1, 2018 to August 31, 2019.

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

Effective November 12, 2019, the maturity dates of the outstanding promissory notes held by Ironound was extended from August 31, 2019 to August 31, 2020.

On November 27, 2019, we issued a convertible promissory note (the “November 2019 Note”) in the principal amount of $40,000 to Ironbound. The November 2019 Note has a maturity date of August 31, 2020 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the November 2019 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the November 2019 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the November 2019 Note) at the “Conversion Price” (as defined in the November 2019 Note). The proceeds of the November 2019 Note has been and will be utilized by the Company to fund working capital needs.

As of December 31, 2019, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED DECEMBER 31, 2019 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2018

We are a corporation with limited operations and did not have any revenues during the three month periods ended December 31, 2019 and 2018, respectively.

Total expenses from continuing operations for the three months ended December 31, 2019 and 2018 were $12,092 and $13,389, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

NINE MONTH PERIOD ENDED DECEMBER 31, 2019 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2018

We are a corporation with limited operations and did not have any revenues during the nine month periods ended December 31, 2019 and 2018, respectively.

Total expenses from continuing operations for the nine months ended December 31, 2019 and 2018 were $45,752 and $38,470, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Liquidity and Capital Resources

At December 31, 2019, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At December 31, 2019, we had the Outstanding Notes, the August 2018 Note, the December 2018 Note and the November 2019 Note payable in the aggregate principal amount of $347,000 payable to Ironbound, our majority stockholder. We had cash and cash equivalents of $19,083 and negative working capital of $397,246. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Convertible Note dated November 27, 2019 (incorporated by reference to the Issuer’s Current Report on Form 8-K filed on December 2, 2019).
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Included herewith.

**	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: February 14, 2020	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)