Form 10-K
period 2020-03-31
NEWTOWN LANE MARKETING INC
filed 2020-06-29
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

As of September 30, 2019 (the last trading day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $552,254 (based on a closing price of $0.13 per share on such date).

As of June 22, 2020, 13,757,550 shares of the registrant’s common stock were outstanding.

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

As of March 31, 2020, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

On November 27, 2019, we issued a convertible promissory note (the “November 2019 Note”) in the principal amount of $40,000 to Ironbound. The November 2019 Note has a maturity date of August 31, 2020 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the November 2019 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the November 2019 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the November 2019 Note) at the “Conversion Price” (as defined in the November 2019 Note). The proceeds of the November 2019 Note have been and will be utilized by the Company to fund working capital needs.

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

As a result of our limited resources, unless and until additional financing is obtained, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will likely be dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we do not expect to have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

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

CERTAIN CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Since inception, we have incurred negative cash flow from operating activities and an accumulated deficit of $2,497,169 through March 31, 2020. For the years ended March 31, 2020 and 2019, we had net losses of $62,411 and $51,322, respectively. We have spent, and subject to obtaining additional financing, expect to continue to spend, substantial amounts in connection with executing our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have historically relied upon funding through capital contributions from our former majority stockholder, R&R, an affiliate of Rodman.  On January 11, 2013, Rodman filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R.  Subsequent to our fiscal year ended March 31, 2013, on May 6, 2013, Ironbound acquired the 9,509,440 shares of Common Stock then owned by R&R from the Chapter 7 Trustee of the Estates of Rodman, Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). Since May 14, 2013, we have borrowed $347,000 from Ironbound and issued the aforementioned Outstanding Notes, July 2016 Note, February 2017 Note, August 2018 Note, December 2018 Note and November 2019 Note to it. As of March 31, 2020, we have $13,831 on hand. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms. Failure to receive adequate additional funding will cause us to cease operations.

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

CONTROL BY EXISTING STOCKHOLDER.

As of March 31, 2020, Ironbound beneficially owned approximately 69% of the outstanding shares of our Common Stock. As a result, Ironbound is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

WE MAY. BE IMPACTED BY THE RECENT CORONAVIRUS OUTBREAK.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a transaction if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a transaction, or the operations of a business with which we ultimately consummate a transaction, may be materially adversely affected.

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

(a) Market Information. Our Common Stock is traded on the OTC Market under the symbol “NTWN”.

(b) Holders. As of June 15, 2020, there were 68 record holders of our issued and outstanding shares of Common Stock.

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2020, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to consummate a business combination transaction with an operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2020 Compared to the Fiscal Year Ended March 31, 2019

We are a corporation with limited operations and did not have any operating revenues during the fiscal years ended March 31, 2020 and 2019, respectively.

Total expenses for the fiscal years ended March 31, 2020 and 2019 were $62,411 and $51,322, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At March 31, 2020, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At March 31, 2020, we had outstanding notes payable in the aggregate principal amount of $347,000 payable to Ironbound, our majority stockholder. We had cash and cash equivalents of $13,831 and negative working capital of $412,655. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, which was adopted by COSO in 1992. Our management has concluded that, as of March 31, 2020, our internal control over financial reporting is effective based on these criteria.

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

The following table sets forth information concerning our officers and directors:

Name	Age	Title
Jonathan J. Ledecky	61	President and director

Jonathan J. Ledecky. Mr. Ledecky has served as our president and a director since October 2015. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999. He has also served as Chairman and Chief Executive Officer of Pivotal Investment Corporation II (NYSE: PIC), a blank check company seeking to consummate an initial business combination, since March 2019. From August 2018 to December 2019, he served as Chairman and Chief Executive Officer of Pivotal Acquisition Corp. (NYSE: PVT), a blank check company that consummated an initial business combination with KLDiscovery Inc. in December 2019. Since such date, Mr. Ledecky has continued to serve as a member of the board of KLDiscovery. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed its initial business combination with American Apparel, Inc. From January 2007 to May 2009, he served as president, secretary and a director of Victory Acquisition Corp., a blank check company that was unable to consummate an initial business combination. He also served as president, secretary and a director of Triplecrown Acquisition Corp., a blank check company, from June 2007 until it completed its initial business combination with Cullen Agricultural Technologies, Inc. in October 2009. During 2007, he also served as president, secretary and director of Grand Slam Acquisition Corp., Performance Acquisition Corp. and Endeavour International Acquisition Corp., three similarly structured blank check companies that never completed their initial public offerings due to market conditions at the time. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. In addition to the foregoing, Mr. Ledecky served as chairman of the board and chief executive officer of Consolidation Capital Corporation from its formation in February 1997 until March 2000 when it merged with Group Maintenance America Corporation. Mr. Ledecky also has served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and currently serves as a trustee of the U.S. Olympic Foundation and the U.S. Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983. We believe Mr. Ledecky is well-qualified to serve on our board of directors due to his business experience and contacts and relationships.

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

Mr. Ledecky is our sole officer and director. Mr. Ledecky has not received any compensation during the fiscal years ended March 31, 2020 and 2019.

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

The following table sets forth certain information regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percentage of Ownership
Ironbound Partners Fund, LLC (2)
c/o Graubard Miller 405 Lexington Avenue, 11th Floor
New York, New York 10174	9,509,440	(3)	69.1%

Jonathan J. Ledecky (4)
c/o Graubard Miller 405 Lexington Avenue, 11th Floor
New York, New York 10174	9,509,440	(3)	69.1%

Moyo Partners, LLC (5)
c/o Arnold P. Kling
410 Park Avenue- suite 1710
New York, NY 10022	2,377,360		17.3%

Arnold P. Kling (6)
410 Park Avenue- suite 1710
New York, NY 10022	2,377,360		17.3%

Kirk M. Warshaw (7)
2640 Lake Shore Dr., Unit 1708
Riviera Beach, FL 33404	1,070,880		7.5%

All Directors and Officers (1 person) as a group	9,509,440		69.1%

(1)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 29, 2020 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Jonathan J. Ledecky, our president and sole director, controls Ironbound Partners Fund, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)	Does not include shares of Common Stock issuable upon the conversion of the Outstanding Notes.

(4)	Includes all the shares held by Ironbound Partners Fund, LLC.

(5)	Arnold P. Kling controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(6)	Includes all the shares held by Moyo Partners, LLC.

(7)	The shares of Common Stock beneficially owned by Mr. Warshaw include 520,880 shares issuable upon the exercise of an option at an exercise price of $0.002 per share (described in item 13 below).

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On November 27, 2019, we issued the November 2019 Note in the principal amount of $40,000 to Ironbound. The November 2019 Note has a maturity date of August 31, 2020 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the November 2019 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the November 2019 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the November 2019 Note) at the “Conversion Price” (as defined in the November 2019 Note). The proceeds of the November 2019 Note has been and will be utilized by the Company to fund working capital needs.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

For the fiscal year ended March 31, 2020 and 2019, we were billed $15,500 and $13,500, respectively, by Liggett & Webb, P.A. (“Liggett”), our independent registered public accountants, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets at March 31, 2020 and 2019

●	Statements of Operations for the years ended March 31, 2020 and 2019

●	Statements of Changes in Stockholders’ Deficit for the years ended March 31, 2020 and 2019

●	Statements of Cash Flows for the years ended March 31, 2020 and 2019

●	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008 (1)
3.2	Certificate Eliminating the Series A Preferred Stock (1)
3.4	By-Laws (2)
4.1	Amended and Restated Convertible Note, issued May 14, 2013 and amended and restated July 25, 2014, in the principal amount of $100,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC (3)
4.2	Convertible Note, dated July 25, 2014, in the principal amount of $72,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC (3)
4.3	Convertible Note, dated April 1, 2016, in the principal amount of $10,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (4)
4.4	Convertible Note, dated July 15, 2016, in the principal amount of $25,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (5)
4.5	Convertible Note, dated February 14, 2017, in the principal amount of $60,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (6)
4.6	Convertible Note, dated November 27, 2019, in the principal amount of $40,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (8)
4.7	Description of Securities *
10.1	Stock Option Agreement, dated May 22, 2013 - Kirk M. Warshaw (7)
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Included herewith.
**	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the company’s registration statement on Form SB-2 (Registration No. 333-135495), filed on June 30, 2006, and incorporated herein by reference.
(3)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on July 31, 2014, and incorporated herein by reference.
(4)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on April 5, 2016, and incorporated herein by reference.
(5)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on July 18, 2016, and incorporated herein by reference.
(6)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on February 16, 2017, and incorporated herein by reference.
(7)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference.
(8)	Previously filed as an Exhibit in the company’s current report on Form 8-K for the fiscal year ended March 31, 2013, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTOWN LANE MARKETING, INCORPORATED
Date: June 29, 2020
/s/Jonathan J. Ledecky
Jonathan J. Ledecky, President, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and sole director

NEWTOWN LANE MARKETING, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Newtown Lane Marketing, Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newtown Lane Marketing, Incorporated (the “Company”) as of March 31, 2020 and 2019, the related statements of operations, shareholders’ deficit, and cash flows for the two years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
June 29, 2020

NEWTOWN LANE MARKETING, INCORPORATED

BALANCE SHEETS

	March 31,	March 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$13,831	$10,778
TOTAL CURRENT ASSETS	$13,831	$10,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$79,486	$59,022
Convertible notes payable - Related Party	347,000	307,000
TOTAL CURRENT LIABILITIES	426,486	366,022

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,070,756	2,065,756
Accumulated deficit	(2,497,169)	(2,434,758)

TOTAL STOCKHOLDERS’ DEFICIT	(412,655)	(355,244)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,831	$10,778

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2020	2019
Expenses
Selling, general and administrative	$46,340	$37,058
Interest expense, net	16,071	14,264
Total expense	62,411	51,322

Net loss	$(62,411)	$(51,322)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550

The accompanying notes are an integral part of these financial statements

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2020 and 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2018	0	$0	13,757,550	$13,758	$2,060,756	$(2,383,436)	$(308,922)
Contributed Services	0	0	0	0	5,000	0	5,000
Net loss	0	0	0	0	0	(51,322)	(51,322)
Balances at March 31, 2019	0	$0	13,757,550	$13,758	$2,065,756	$(2,434,758)	$(355,244)
Contributed services	0	0	0	0	5,000	0	5,000
Net loss	0	0	0	0	0	(62,411)	(62,411)
Balances at March 31, 2020	0	$0	13,757,550	$13,758	$2,070,756	$(2,497,169)	$(412,655)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,411)	$(51,322)
Contributed services	5,000	5,000
Changes in operating assets and liabilities:
Increase in accounts payable and accruals	20,464	13,843
NET CASH USED IN OPERATING ACTIVITIES	(36,947)	(32,479)

NET CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible notes payable - Related Party	40,000	40,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	40,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,053	7,521

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,778	3,527
CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,831	$10,778

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years Ended March 31, 2020 and 2019

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

Effective November 12, 2019, the maturity dates of the outstanding promissory notes held by Ironbound was extended from August 31, 2019 to August 31, 2020.

On November 27, 2019, we issued a convertible promissory note (the “November 2019 Note”) in the principal amount of $40,000 to Ironbound. The November 2019 Note has a maturity date of August 31, 2020 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the November 2019 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the November 2019 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the November 2019 Note) at the “Conversion Price” (as defined in the November 2019 Note). The proceeds of the November 2019 Note have been and will be utilized by the Company to fund working capital needs.

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

Since inception, Newtown has incurred an accumulated deficit of $2,97,169 through March 31, 2020. For the years ended March 31, 2020 and 2019, Newtown had net losses of $62,411 and $51,322, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional funding, expects to continue to spend substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of March 31, 2020 and 2019, we had a total of 886,990 of potentially dilutive securities comprised solely of stock options and shares issuable on the conversion of the convertible note payable for $347,000 and $307,000, respectively.

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

No options were exercised in the year ended March 31, 2020 and 2019.

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

During the years ended March 31, 2020 and March 31, 2019, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

STOCK OPTIONS

During the year ended March 31, 2014, we issued 886,990 non-qualified stock options to an officer and consultant. These options have a ten year term with exercise prices ranging from $0.002 to $0.02 per share. Some of these options immediately and other options issued vested 50% upon issuance and the remainder vet on their six month anniversary.

A summary of the common stock option activity for officers and consultants as of March 31, 2020 and 2019 and the three years then ended is as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual
	Shares	Price	Term (Years)
Outstanding at March 31, 2018	886,990	$0.009	5.2
Granted	-	0	0
Exercised	-	0	0
Forfeited	-	0	0
Expired	-	0	0
Outstanding at March 31, 2019	886,990	$0.009	4.2
Granted	-	0	0
Exercised	-	0	0
Forfeited	-	0	0
Expired	-	0	0
Outstanding at March 31, 2020	886,990	$0.009	3.2
Exercisable at March 31, 2020	886,990	$0.009	3.2

Based on the last trade or purchase of Newtown’s shares at a per share price of $0.15 as of March 31, 2020. The intrinsic value of stock options outstanding was $133,049.

The following summarizes certain information regarding stock options at March 31, 2020

		Total
		Weighted	Weighted
		Average	Average
Exercise		Exercise	Remaining
Price Range	Number	Price	Life

$0.00-0.002	520,880	0.002	3.2
$0.01-0.02	366,110	0.020	3.2
	886,990

NOTE 4 – NOTES PAYABLE – RELATED PARTY

On May 14, 2013, Ironbound Partners Fnd LLC (“Ironbound”) loaned $100,000 to us and we issued a convertible promissory note in the principal amount of $100,000 to Ironbound (the May 2013 “Note”). The May 2013 Note was initially issued with a two-year term and bore interest at a rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2013 Note was convertible into shares of Common Stock upon the consummation of a “Fundamental Transaction” (as defined in the May 2013 Note) at the “Conversion Price” (as defined in the May 2013 Note). The May 2013 Note was amended in July 2014 in accordance with the amended and Restated Note, as described below.

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

Effective November 12, 2019, the maturity dates of the outstanding promissory notes held by Ironbound was extended from August 31, 2019 to August 31, 2020.

On November 27, 2019, we issued a convertible promissory note (the “November 2019 Note”) in the principal amount of $40,000 to Ironbound. The November 2019 Note has a maturity date of August 31, 2020 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the November 2019 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the November 2019 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the November 2019 Note) at the “Conversion Price” (as defined in the November 2019 Note). The proceeds of the November 2019 Note have been and will be utilized by the Company to fund working capital needs

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities consist of the following:

	March 31,	March 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards & capital loss carry forward	533,640	522,860
Less: valuation allowance	(533,640)	(522,860)
	$—	$—

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	March 31
	2020	2019
Provision for expected federal statutory rate	21%	21%
Permanent differences – equity based compensation	5%	5%
Loss for which no benefit is available or a valuation allowance Has been recorded	26%	26%

At March 31, 2019, Newtown had approximately $2,067,000 of net operating loss carry forwards (“NOL’s”) available. In addition, there is a $25,000 capital loss carryover, which is fully reserved as well. This capital loss expires in 2026. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent and past changes in ownership of Newtown. The benefits of these NOL’s may be reduced in the future if Newtown is successful in establishing a new business. Newtown’s federal and state income tax returns for the years 2015 through 2020 remain open for audit by applicable regulatory authority.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the years ended March 31, 2020 and March 31, 2019, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by our officers.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated all subsequent events and determined that there were no subsequent events to recognize or disclose in these financial statements.