Form 10-Q
period 2020-06-30
NEWTOWN LANE MARKETING INC
filed 2020-08-14
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: June 30, 2020

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,757,550 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of August 11, 2020.

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

ii

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2020	2020
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,759	$13,831
TOTAL ASSETS	$1,759	$13,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,023	$79,486
Convertible notes payable - Related Party	347,000	347,000
TOTAL LIABILITIES	428,023	426,486

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,072,006	2,070,756
Accumulated deficit	(2,512,028)	(2,497,169)

TOTAL STOCKHOLDERS’ DEFICIT	(426,264)	(412,655)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,759	$13,831

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2020 and 2019

(unaudited)

	Three Months Ended
	June 30,
	2020	2019
Expenses
Selling, general and administrative	$10,533	$17,556
Interest expense, net	4,326	3,826
Total expense	$14,859	$21,382

Net loss before provision for income taxes	$(14,859)	$(21,382)
Income taxes

Net loss	$(14,859)	$(21,382)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted
	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2020 and 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2020			13,757,550	13,758	2,070,756	(2,497,169)	(412,655)
Contributed services					1,250		1,250
Net Loss						(14,859)	(14,859)
Balances at June 30, 2020 (unaudited)			13,757,550	13,758	2,072,006	(2,512,028)	(426,264)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2019			13,757,550	13,758	2,065,756	(2,434,758)	(355,244)
Contributed services					1,250		1,250
Net loss						(21,382)	(21,382)
Balance at June 30, 2019 (unaudited)			13,757,550	13,758	2,067,006	(2,456,140)	(375,736)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(14,859)		$(21,382)
Adjustments to reconcile net loss to cash used in operating activities:
Contributed services		1,250		1,250
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals		1,537		18,459
NET CASH USED IN OPERATING ACTIVITIES		$(12,072)		$(1,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	$		$
NET CASH PROVIDED BY FINANCING ACTIVITIES	$		$

NET CHANGE IN CASH AND CASH EQUIVALENTS		(12,072)		(1,673)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		13,831		10,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$1,759		$9,105

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2020
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

The interim financial information as of June 30, 2020 and for the three month periods ended June 30, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2020, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2020 and results of operations and cash flows for the three months ended June 30, 2020 and 2019 as applicable, have been made. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
June 30, 2020
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
June 30, 2020
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

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

As of June 30, 2020, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the three months ended June 30, 2020, we recorded a $1,250 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

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

Since inception, Newtown has incurred an accumulated deficit of $2,512,028 through June 30, 2020. For the three months ended June 30, 2020 and 2019, Newtown had net losses of $14,859 and $21,382, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements is not expected to have a material impact on the Company’s financial statements.

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

In our Form 10-K filed with the SEC for the year ended March 31, 2020, we have identified critical accounting policies and estimates for our business.

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

As of June 30, 2020, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2019

We are a corporation with limited operations and did not have any revenues during the three month periods ended June 30, 2020 and 2019, respectively.

Total expenses from continuing operations for the three months ended June 30, 2020 and 2019 were $14,859 and $21,382, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Liquidity and Capital Resources

At June 30, 2020, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At June 30, 2020, we had the Outstanding Notes, the August 2018 Note, the December 2018 Note and the November 2019 Note payable in the aggregate principal amount of $347,000 payable to Ironbound, our majority stockholder. We had cash and cash equivalents of $1,759 and negative working capital of $426,264. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: August 14, 2020	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)