Form 10-Q
period 2020-12-31
NEWTOWN LANE MARKETING INC
filed 2021-02-16
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 14,643,740 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 12, 2021.

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

ii

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7,152	$13,831
Prepaid expenses	2,500	-
TOTAL ASSETS	$9,652	$13,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$99,392	$79,486
Convertible notes payable - Related Party	367,000	347,000
TOTAL LIABILITIES	466,392	426,486

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,757,550 shares issued and outstanding, respectively	13,758	13,758
Additional paid-in capital	2,074,506	2,070,756
Accumulated deficit	(2,545,004)	(2,497,169)
TOTAL STOCKHOLDERS’ DEFICIT	(456,740)	(412,655)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,652	$13,831

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

Three and nine Months Ended December 31, 2020 and 2019

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Expenses
Selling, general and administrative	$12,547	$8,031	$34,393	$33,995
Interest expense, net	4,625	4,061	13,442	11,757
Total expense	$17,172	$12,092	$47,835	$45,752

Net loss before provision for income taxes	$(17,172)	$(12,092)	$(47,835)	$(45,752)
Provision for income taxes	-	-	-	-

Net loss	$(17,172)	$(12,092)	$(47,835)	$(45,752)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	13,757,550	13,757,550	13,757,550	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Nine Months Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2020	-	$-	13,757,550	$13,758	$2,070,756	$(2,497,169)	$(412,655)
Contributed services					1,250		1,250
Net Loss						(14,859)	(14,859)
Balances at June 30, 2020 (unaudited)	-	-	13,757,550	13,758	2,072,006	(2,512,028)	(426,264)
Contributed services					1,250		1,250
Net Loss						(15,804)	(15,804)
Balances at September 30, 2020 (unaudited)	-	-	13,757,550	13,758	2,073,256	(2,527,832)	(440,818)
Contributed services					1,250		1,250
Net Loss						(17,172)	(17,172)
Balances at December 31, 2020 (unaudited)	-	$-	13,757,550	$13,758	$2,074,506	$(2,545,004)	$(456,740)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2019	-	$-	13,757,550	$13,758	$2,065,756	$(2,434,758)	$(355,244)
Contributed services					1,250		1,250
Net loss						(21,382)	(21,382)
Balances at June 30, 2019 (unaudited)	-	-	13,757,550	13,758	2,067,006	(2,456,140)	(375,736)
Contributed services					1,250		1,250
Net Loss						(12,278)	(12,278)
Balance at September 30, 2019 (unaudited)	-	-	13,757,550	13,758	2,068,256	(2,468,418)	(386,404)
Contributed services					1,250		1,250
Net loss						(12,092)	(12,092)
Balance at December 31, 2019 (unaudited)	-	$-	13,757,550	$13,758	$2,069,506	$(2,480,510)	$(397,246)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,835)	$(45,752)
Adjustments to reconcile net loss to cash used in operating activities:
Contributed services	3,750	3,750
Changes in operating assets and liabilities:
Increase in accounts payable and accruals	19,906	12,307
Increase in prepaid asset	(2,500)	(2,000)
NET CASH USED IN OPERATING ACTIVITIES	$(26,679)	$(31,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance convertible of notes payable - related party	$20,000	$40,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$20,000	$40,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,679)	8,305
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,831	10,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,152	$19,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2020
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

The interim financial information as of December 31, 2020 and for the three and nine month periods ended December 31, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2020, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2020 and results of operations and cash flows for the three and nine months ended December 31, 2020 and 2019 as applicable, have been made. The results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
December 31, 2020
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
December 31, 2020
(unaudited)

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
December 31, 2020
(unaudited)

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

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

As of December 31, 2020, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the three and nine months ended December 31, 2020, we recorded contributions to capital of $1,250 and $3,750, respectively, for the fair value relating to the use, occupancy and administrative services rendered by the officers.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates Newtown continuing as a going concern. Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, we do not own an operating business, and have no specific plan other than to engage in the merger transaction described in Note 4. There is no assurances that we will be able to consummate such transaction. The implementation of our business objectives is wholly contingent upon a business combination. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Since inception, Newtown has incurred an accumulated deficit of $2,545,004 through December 31, 2020. For the nine months ended December 31, 2020 and 2019, Newtown had net losses of $47,835 and $45,752, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Fair Value of Financial Instruments - Pursuant to the FASB guidance, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet. We consider the carrying value of prepaid expenses, accounts payable, accrued expenses, and convertible notes in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Loss Per Share - Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share”. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For December 31, 2020 and 2019, 886,190 options outstanding were not included in the computation of loss per share because their inclusion is anti-dilutive.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements is not expected to have a material impact on the Company’s financial statements.

NOTE 4 – SUBSEQUENT EVENTS

On February 8, 2021, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) with Newtown Merger Sub Corp., a Delaware corporation and the Company’s wholly owned subsidiary (“Merger Sub”), and Cyxtera Cybersecurity, Inc. (doing business as Appgate), a Delaware corporation (“Appgate”). Pursuant to the Agreement, Merger Sub will merge with Appgate (the “Merger”) with Appgate being the surviving entity of the Merger and becoming a wholly-owned subsidiary of the Company.

Upon consummation of the Merger (the “Closing”), each share of Appgate’s common stock outstanding on the closing date will be converted into 234,299.84 shares of the Company’s common stock. Additionally, the Company will assume all of Appgate’s obligations under its note issuance agreement (“Notes Issuance Agreement”) and the 5% convertible senior notes (“Convertible Senior Notes”) issued thereunder in an aggregate principal amount of $50 million, with an additional aggregate principal amount of $25 million subject to issuance at Closing (the “Additional Notes”) and a further aggregate principal amount of $25 million issuable, in the option of the holders, within 12 months of signing of the Merger Agreement.

It is estimated that, at the Closing and assuming none of the Convertible Senior Notes or Additional Notes have been converted into shares of the Company’s common stock and not taking into account an equity incentive plan, the current stockholder’s of Appgate will own approximately 89% of the outstanding shares of the Company’s common stock and the current stockholders of the Company will own approximately 11% of the outstanding common stock of the Company.

The Merger is expected to be consummated in the second quarter of 2021, subject to the fulfillment of certain closing conditions.

Subsequent to December 31, 2020, a total of 886,190 stock options were exercised at prices ranging from $0.002 to $0.02 per share in exchange for $8,363 in cash.

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

In August 2018, the maturity dates of the outstanding promissory notes held by Ironbound was extended from August 1, 2018 to August 31, 2019.

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

As of December 31, 2020, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 13,757,550 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

Currently, we have no employees and our main purpose has been to effect a business combination with an operating business which we believe has significant growth potential. Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

On February 8, 2021, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) with Newtown Merger Sub Corp., a Delaware corporation and the Company’s wholly owned subsidiary (“Merger Sub”), and Cyxtera Cybersecurity, Inc. (doing business as Appgate), a Delaware corporation (“Appgate”). Pursuant to the Agreement, Merger Sub will merge with Appgate (the “Merger”) with Appgate being the surviving entity of the Merger and becoming a wholly-owned subsidiary of the Company.

Upon consummation of the Merger (the “Closing”), each share of Appgate’s common stock outstanding on the closing date will be converted into 234,299.84 shares of the Company’s common stock. Additionally, the Company will assume all of Appgate’s obligations under its note issuance agreement (“Notes Issuance Agreement”) and the 5% convertible senior notes (“Convertible Senior Notes”) issued thereunder in an aggregate principal amount of $50 million, with an additional aggregate principal amount of $25 million subject to issuance at Closing (the “Additional Notes”) and a further aggregate principal amount of $25 million issuable, in the option of the holders, within 12 months of signing of the Merger Agreement.

It is estimated that, at the Closing and assuming none of the Convertible Senior Notes or Additional Notes have been converted into shares of the Company’s common stock and not taking into account an equity incentive plan, the current stockholder’s of Appgate will own approximately 89% of the outstanding shares of the Company’s common stock and the current stockholders of the Company will own approximately 11% of the outstanding common stock of the Company.

The Merger is expected to be consummated in the second quarter of 2021, subject to the fulfillment of certain closing conditions.

Results of Operations

THREE MONTH PERIOD ENDED DECEMBER 31, 2020 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2019

We are a corporation with limited operations and did not have any revenues during the three month periods ended December 31, 2020 and 2019, respectively.

Total expenses from continuing operations for the three months ended December 31, 2020 and 2019 were $17,172 and $12,092, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

NINE MONTH PERIOD ENDED DECEMBER 31, 2020 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2019

We are a corporation with limited operations and did not have any revenues during the nine month periods ended December 31, 2020 and 2019, respectively.

Total expenses from continuing operations for the nine months ended December 31, 2020 and 2019 were $47,835 and $45,752, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At December 31, 2020, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At December 31, 2020, we had the Outstanding Notes, the August 2018 Note, the December 2018 Note, the November 2019 Note and the August 2020 Note payable in the aggregate principal amount of $367,000 payable to Ironbound, our majority stockholder. We had cash and cash equivalents of $7,152 and negative working capital of $456,740. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: February 16, 2021	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)