Form 10-K
period 2021-03-31
NEWTOWN LANE MARKETING INC
filed 2021-06-28
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of September 30, 2020 (the last trading day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $509,773 (based on a closing price of $0.12 per share on such date).

As of June 23, 2021, 14,643,740 shares of the registrant’s common stock were outstanding.

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

THE COMPANY’S HISTORY

Newtown Lane Marketing, Incorporated (“we”, “our”, “us” or “Newtown”) was incorporated in Delaware on September 26, 2005. We are a corporation with limited operations and no revenues. Until December 31, 2007, we held the exclusive license to exploit the Dreesen’s Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which Dreesen retained for itself. In August 2007 there was a change in control, as detailed below, and we discontinued our efforts to promote the Dreesen’s Donut Brand at that time. The license from Dreesen expired on December 31, 2007.

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

As of March 31, 2021, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 14,643,740 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

RECENT EVENTS

On February 8, 2021, we entered into an Agreement and Plan of Reorganization (“Merger Agreement”) with Newtown Merger Sub Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Cyxtera Cybersecurity, Inc. (doing business as Appgate), a Delaware corporation (“Appgate”). Pursuant to the Merger Agreement, Merger Sub will merge with Appgate (the “Merger”) with Appgate being the surviving entity of the Merger and becoming a wholly-owned subsidiary of ours.

Upon consummation of the Merger (the “Closing”), each share of Appgate’s common stock outstanding on the closing date will be converted into 234,299.84 shares of our common stock. Additionally, we will assume all of Appgate’s obligations under its note issuance agreement (“Notes Issuance Agreement”) and the 5% convertible senior notes (“Convertible Senior Notes”) issued thereunder in an aggregate principal amount of $50 million, with an additional aggregate principal amount of $25 million subject to issuance at Closing (the “Additional Notes”) and a further aggregate principal amount of $25 million issuable, in the option of the holders, within 12 months of signing of the Merger Agreement.

It is estimated that, at the Closing and assuming none of the Convertible Senior Notes or Additional Notes have been converted into shares of our common stock and not taking into account an equity incentive plan, the current stockholder’s of Appgate will own approximately 89% of the outstanding shares of our common stock and the current stockholders of the Company will own approximately 11% of our outstanding common stock.

The Merger is expected to be consummated in the second quarter of 2021, subject to the fulfillment of certain closing conditions.

Unless otherwise indicated in this Annual Report, the remainder of this report assumes we will not consummate such transaction and will thereafter continue searching for a merger or acquisition transaction with a yet-to-be identified operating company or business.

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

THE COMPANY TODAY

Since the Effective Date, our main purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company in as much as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction.

As indicated above, on February 8, 2021, we entered into the Merger Agreement with Appgate. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth following the consummation of the Merger with Appgate, or if such transaction is not consummated, an alternative operating company or business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have no employees and no material assets.

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

IF WE CONSUMMATE THE MERGER WITH APPGATE, WE WILL BE SUBJECT TO ALL THE RISKS ATTENDANT TO THE BUSINESS AND INDUSTRY WHICH APPGATE OPERATES IN. FOR INFORMATION ON SUCH RISKS, INVESTORS ARE DIRECTED TO READ THE INFORMATION STATEMENT THAT WE WILL FILE WITH THE SEC RELATING TO SUCH TRANSACTION.

IN ADDITION TO THE OTHER INFORMATION PROVIDED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION IF WE DO NOT CONSUMMATE THE TRANSACTION WITH APPGATE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR INDUSTRY OR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since the Effective Date, we have no operating business or plans to develop one. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

CERTAIN CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Since inception, we have incurred negative cash flow from operating activities and an accumulated deficit of $2,652,849 through March 31, 2021. For the years ended March 31, 2021 and 2020, we had net losses of $155,680 and $62,411, respectively. We have spent, and subject to obtaining additional financing, expect to continue to spend, substantial amounts in connection with executing our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have historically relied upon funding through capital contributions from our former majority stockholder, R&R, an affiliate of Rodman. On January 11, 2013, Rodman filed a chapter 7 bankruptcy petition. As a result, we do not expect any further funding from R&R. Subsequent to our fiscal year ended March 31, 2013, on May 6, 2013, Ironbound acquired the 9,509,440 shares of Common Stock then owned by R&R from the Chapter 7 Trustee of the Estates of Rodman, Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). Since May 14, 2013, we have borrowed $367,000 from Ironbound and issued the aforementioned Outstanding Notes, July 2014 Note, December 2015 Note, April 2016 Note, February 2017 Note, August 2018 Note, December 2018 Note, November 2019 Note and August 2020 Note to it. As of March 31, 2021, we have $7,285 on hand. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms. Failure to receive adequate additional funding will cause us to cease operations.

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

WE MAY NOT FIND A SUITABLE TARGET FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate another business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Ledecky intends to resign from his positions with us.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of our Common Stock. There are currently 85,356,260 authorized but unissued shares of Common Stock available for issuance (not including any shares issuable upon conversion of promissory notes held by Ironbound). To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

As of March 31, 2021, Ironbound beneficially owned approximately 64.9% of the outstanding shares of our Common Stock. As a result, Ironbound is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

WE MAY. BE IMPACTED BY THE RECENT CORONAVIRUS PANDEMIC.

The COVID-19 pandemic and other infectious diseases could continue to adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a transaction if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a transaction, or the operations of a business with which we ultimately consummate a transaction, may be materially adversely affected.

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

(a) Market Information. Our Common Stock is traded on the OTC Market under the symbol “NTWN”.

(b) Holders. As of June 23, 2021, there were 49 record holders of our issued and outstanding shares of Common Stock.

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

GENERAL

We are a corporation with limited operations and have no revenues from our business operations. Until December 31, 2007, we held the exclusive license to exploit the Dreesen’s Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which Dreesen retained for itself. The license from Dreesen expired on December 31, 2007.

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

EQUIPMENT AND EMPLOYEES

As of March 31, 2021, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to consummate a business combination transaction with an operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended March 31, 2021 Compared to the Fiscal Year Ended March 31, 2020

We are a corporation with limited operations and did not have any operating revenues during the fiscal years ended March 31, 2021 and 2020, respectively.

Total expenses for the fiscal years ended March 31, 2021 and 2020 were $155,680 and $62,411, respectively. The majority of these expenses primarily constituted general and administrative expenses related to legal and accounting and compliance with the Exchange Act as well as work in connection with our entering into the definitive agreement with Appgate.

Liquidity and Capital Resources

At March 31, 2021, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At March 31, 2021, we had outstanding notes payable in the aggregate principal amount of $367,000 payable to Ironbound, our majority stockholder. We had cash of $7,285 and negative working capital of $554,973. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements, as well as expenses in connection with our proposed transaction with Appgate.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Critical Accounting Policies and Estimates

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, which was adopted by COSO in 1992. Our management has concluded that, as of March 31, 2021, our internal control over financial reporting is effective based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors:

Name	Age	Title
Jonathan J. Ledecky	62	President and director

Jonathan J. Ledecky. Mr. Ledecky has served as our president and a director since October 2015. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999. He served as the President and Chief Operating Officer of Northern Star Acquisition Corp. from September 2020 until it consummated an initial business combination with Barkbox, Inc. in June 2021 (NYSE: BARK), at which time it was renamed The Original Bark Company and he has continued to serve as a director since such date. He is the President, Chief Operating Officer and director of Northern Star Investment Corp. II (NYSE: NSTB), a blank check company that has entered into a definitive agreement for a business combination with Apex Clearing Holdings LLC, the parent company of Apex Clearing Corporation, a custody and clearing engine that’s powering the future of digital wealth management. Mr. Ledecky has also the President, Chief Operating Officer and director of Northern Star Investment Corp. III (NYSE: NSTC) and Northern Star Investment Corp. IV (NSTD), each since November 2020, and Chairman of the Board of Pivotal Investment Corporation III (NYSE: PICC), since October 2020, each of which companies is a blank check company that is currently searching for an initial business combination. From July 2019 to December 2020, he was also the Chief Executive Officer and chairman of the board of directors of Pivotal Investment Corporation II (NYSE: PIC), a blank check company that consummated an initial business combination with XL Fleet, which is a leading provider of fleet electrification solutions for Class 2-6 commercial vehicles in North America. From August 2018 to December 2019, he served as Chairman and Chief Executive Officer of Pivotal Acquisition Corp. (NYSE: PVT), a blank check company that consummated an initial business combination with KLDiscovery Inc. in December 2019. Since such date, Mr. Ledecky has continued to serve as a member of the board of KLDiscovery. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed its initial business combination with American Apparel, Inc. From January 2007 to May 2009, he served as president, secretary and a director of Victory Acquisition Corp., a blank check company that was unable to consummate an initial business combination. He also served as president, secretary and a director of Triplecrown Acquisition Corp., a blank check company, from June 2007 until it completed its initial business combination with Cullen Agricultural Technologies, Inc. in October 2009. During 2007, he also served as president, secretary and director of Grand Slam Acquisition Corp., Performance Acquisition Corp. and Endeavour International Acquisition Corp., three similarly structured blank check companies that never completed their initial public offerings due to market conditions at the time. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. In addition to the foregoing, Mr. Ledecky served as chairman of the board and chief executive officer of Consolidation Capital Corporation from its formation in February 1997 until March 2000 when it merged with Group Maintenance America Corporation. Mr. Ledecky also has served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and currently serves as a trustee of the U.S. Olympic Foundation and the U.S. Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983. We believe Mr. Ledecky is well-qualified to serve on our board of directors due to his business experience and contacts and relationships.

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

Mr. Ledecky is our sole officer and director. Mr. Ledecky has not received any compensation during the fiscal years ended March 31, 2021 and 2020.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percentage of Ownership
Ironbound Partners Fund, LLC (2)
c/o Graubard Miller
405 Lexington Avenue, 11th Floor
New York, New York 10174	9,509,440	(3)	64.9%

Jonathan J. Ledecky (4)
c/o Graubard Miller
405 Lexington Avenue, 11th Floor
New York, New York 10174	9,509,440	(3)	64.9%

Moyo Partners, LLC (5)
c/o Arnold P. Kling
410 Park Avenue- suite 1710
New York, NY 10022	2,377,360		16.2%

Arnold P. Kling (6)
410 Park Avenue- suite 1710
New York, NY 10022	2,377,360		16.2%

Kirk M. Warshaw
2640 Lake Shore Dr., Unit 1708
Riviera Beach, FL 33404	1,070,880		7.3%

All Directors and Officers (1 person) as a group	9,509,440		64.9%

(1)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of the date of this report are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.
(2)	Jonathan J. Ledecky, our president and sole director, controls Ironbound Partners Fund, LLC and therefore is the beneficial owner of the shares held by this entity.
(3)	Does not include shares of Common Stock issuable upon the conversion of the Outstanding Notes.
(4)	Includes all the shares held by Ironbound Partners Fund, LLC.
(5)	Arnold P. Kling controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.
(6)	Includes all the shares held by Moyo Partners, LLC.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

AUDIT FEES:

For the fiscal year ended March 31, 2021 and 2020, we were billed $13,500 and $15,500, respectively, by Liggett & Webb, P.A. , our independent registered public accountants, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT-RELATED FEES:

None.

TAX FEES:

We were billed $1,000 by Liggett & Webb, P.A. for tax services for the fiscal year ended March 31, 2020.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements.

The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets at March 31, 2021 and 2020

●	Statements of Operations for the years ended March 31, 2021 and 2020

●	Statements of Changes in Stockholders’ Deficit for the years ended March 31, 2021 and 2020

●	Statements of Cash Flows for the years ended March 31, 2021 and 2020

●	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of February 8, 2021, by and among Newtown Lane Marketing, Incorporated, Newtown Merger Sub Corp., and Cyxtera Cybersecurity, Inc. (1)
3.1	Certificate of Amendment of the Certificate of Incorporation, effective as of August 29, 2008 (2)
3.2	Certificate Eliminating the Series A Preferred Stock (2)
3.4	By-Laws (3)
4.1	Amended and Restated Convertible Note, issued May 14, 2013 and amended and restated July 25, 2014, in the principal amount of $100,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC (3)
4.2	Convertible Note, dated July 25, 2014, in the principal amount of $72,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC (4)
4.3	Convertible Note, dated April 1, 2016, in the principal amount of $10,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (5)
4.4	Convertible Note, dated July 15, 2016, in the principal amount of $25,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (6)
4.5	Convertible Note, dated February 14, 2017, in the principal amount of $60,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. (7)
4.6	Convertible Note, dated November 27, 2019, in the principal amount of $40,000, bearing interest at the rate of 5.0% per annum issued by the Company to Ironbound Partners Fund, LLC. )
4.7	Description of Securities*

10.1	Stock Option Agreement, dated May 22, 2013 - Kirk M. Warshaw (8)
10.2	Support Agreement, dated as of February 8, 2021, by and among Newtown Lane Marketing, Incorporated, Cyxtera Cybersecurity, Inc., and SIS Holdings, LP. (1)
10.3	Support Agreement, dated as of February 8, 2021, by and among Newtown Lane Marketing, Incorporated, Cyxtera Cybersecurity, Inc., and Ironbound Partners Fund, LLC. (1)
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Included herewith.

**	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on February 9, 2021, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.
(3)	Previously filed as an Exhibit in the company’s registration statement on Form SB-2 (Registration No. 333-135495), filed on June 30, 2006, and incorporated herein by reference.
(4)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on July 31, 2014, and incorporated herein by reference.
(5)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on April 5, 2016, and incorporated herein by reference.
(6)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on July 18, 2016, and incorporated herein by reference.
(7)	Previously filed as an Exhibit in the company’s current report on Form 8-K filed on February 16, 2017, and incorporated herein by reference.
(8)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference.
(9)	Previously filed as an Exhibit in the company’s current report on Form 8-K for the fiscal year ended March 31, 2013, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTOWN LANE MARKETING, INCORPORATED
Date: June 28, 2021
/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, President, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and sole director

NEWTOWN LANE MARKETING, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Newtown Lane Marketing, Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newtown Lane Marketing, Incorporated (the “Company”) as of March 31, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for the two years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and a working capital deficit as of March 31, 2021. The Company has incurred recurring losses and will have to obtain additional capital to sustain operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boynton Beach, Florida
June 28, 2021

NEWTOWN LANE MARKETING, INCORPORATED

BALANCE SHEETS

	March 31,	March 31,
	2021	2020
ASSETS
Current Assets
Cash	$7,285	$13,831
TOTAL CURRENT ASSETS	$7,285	$13,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$195,258	$79,486
Convertible notes payable - Related Party	367,000	347,000
TOTAL CURRENT LIABILITIES	562,258	426,486

COMMITMENTS AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 14,643,740 and 13,757,550 shares issued and outstanding, respectively	14,644	13,758
Additional paid-in capital	2,083,232	2,070,756
Accumulated deficit	(2,652,849)	(2,497,169)
TOTAL STOCKHOLDERS’ DEFICIT	(554,973)	(412,655)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,285	$13,831

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2021	2020
Expenses
Selling, general and administrative	$137,714	$46,340
Interest expense, net	17,966	16,071
Total expense	155,680	62,411

Net loss	$(155,680)	$(62,411)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	13,874,040	13,757,550

The accompanying notes are an integral part of these financial statements

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2021 and 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2019	--	$--	13,757,550	$13,758	$2,065,756	$(2,434,758)	$(355,244)
Contributed Services	--	--	--	--	5,000	--	5,000
Net loss	--	--	--	--	--	(62,411)	(62,411)
Balances at March 31, 2020	--	$--	13,757,550	$13,758	$2,070,756	$(2,497,169)	$(412,655)
Stock issued for the exercise of stock options	--	--	886,190	886	7,476	--	8,362
Contributed services	--	--	--	--	5,000	--	5,000
Net loss	--	--	--	--	--	(155,680)	(155,680)
Balances at March 31, 2021	--	$--	14,643,740	$14,644	$2,083,232	$(2,652,849)	$(554,973)

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,680)	$(62,411)
Adjustments to reconcile net loss to net cash used in operations
Contributed services	5,000	5,000
Changes in operating assets and liabilities:
Increase in accounts payable and accruals	115,772	20,464
NET CASH USED IN OPERATING ACTIVITIES	(34,908)	(36,947)

NET CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible notes payable - Related Party	20,000	40,000
Proceeds from the exercise of stock options	8,362	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,362	40,000

NET CHANGE IN CASH	(6,546)	3,053
CASH AT BEGINNING OF YEAR	13,831	10,778
CASH AT END OF YEAR	$7,285	$13,831
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Years Ended March 31, 2021 and 2020

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

THE COMPANY TODAY

Since the Effective Date, our main purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company in as much as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction.

On February 8, 2021, we entered into an Agreement and Plan of Reorganization (“Merger Agreement”) with Newtown Merger Sub Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Cyxtera Cybersecurity, Inc. (doing business as Appgate), a Delaware corporation (“Appgate”). Pursuant to the Merger Agreement, Merger Sub will merge with Appgate (the “Merger”) with Appgate being the surviving entity of the Merger and becoming a wholly-owned subsidiary of ours.

Upon consummation of the Merger (the “Closing”), each share of Appgate’s common stock outstanding on the closing date will be converted into 234,299.84 shares of our common stock. Additionally, we will assume all of Appgate’s obligations under its note issuance agreement (“Notes Issuance Agreement”) and the 5% convertible senior notes (“Convertible Senior Notes”) issued thereunder in an aggregate principal amount of $50 million, with an additional aggregate principal amount of $25 million subject to issuance at Closing (the “Additional Notes”) and a further aggregate principal amount of $25 million issuable, in the option of the holders, within 12 months of signing of the Merger Agreement.

It is estimated that, at the Closing and assuming none of the Convertible Senior Notes or Additional Notes have been converted into shares of our common stock and not taking into account an equity incentive plan, the current stockholder’s of Appgate will own approximately 89% of the outstanding shares of our common stock and the current stockholders of the Company will own approximately 11% of our outstanding common stock.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates Newtown continuing as a going concern. Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, we do own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with Appgate. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Newtown has an accumulated deficit of $2,652,849 and a working capital deficit of $554,973 March 31, 2021. For the years ended March 31, 2021 and 2020, Newtown had net losses of $155,680 and $62,411, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional funding, expects to continue to spend substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

(b)	Use of Estimates:

In preparing financial statements with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements. The estimates include valuation of deferred taxes, valuation of equity-based transaction and valuation of contributed services.

(c)	Statement of Cash Flows:

For purposes of the statements of cash flows Newtown considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(d)	Loss per Common Share:

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of March 31, 2021 and 2020, we had a total of 0 and 886,190 of potentially dilutive securities comprised solely of stock options and shares issuable on the conversion of the convertible note payable for $367,000 and $347,000, respectively.

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

Options to purchase an aggregate of 886,190 shares were exercised in the year ended March 31, 2021. No options were exercised in the year ended March 31, 2020.

(h)	New Accounting Pronouncements:

All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements is not expected to have a material impact on the Company’s financial statements.

NOTE 3 – STOCKHOLDERS’ DEFICIT

During the years ended March 31, 2021 and March 31, 2020, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by the officers.

STOCK OPTIONS

During the year ended March 31, 2014, we issued 886,990 non-qualified stock options to an officer and consultant. These options have a ten year term with exercise prices ranging from $0.002 to $0.02 per share. Some of these options immediately and other options issued vested 50% upon issuance and the remainder vet on their six month anniversary.

During the year ended March 31, 2021, we issued 886,990 shares of common stock for the exercise of 886,900 non-qualified stock options at exercise prices ranging from $0.002 to $0.02 per share in exchange for $8,363 in cash.

A summary of the common stock option activity for officers and consultants as of March 31, 2021 and 2020 and for the years then ended is as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual Term
	Shares	Price	(Years)
Outstanding at March 31, 2019	886,190	$0.009	4.2
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at March 31, 2020	886,190	$0.009	3.2
Granted	-	-	-
Exercised	(886,190)	0.009	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at March 31, 2021	-	$-	-

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

NOTE 5 – INCOME TAXES

The Company’s income tax expense differed from the statutory rates (federal 21%) as follows:

	March 31, 2021	March 31, 2020

Expected tax expense (benefit) - Federal	$(32,693)	$(13,106)
Expected tax expense (benefit) - State	-	-
Non-deductible expenses	1,050	1,050
Change in valuation allowance	31,643	12,056
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	March 31, 2021	March 31, 2020

Gross deferred tax assets:
Net operating loss carryforwards	$(478,792)	$(447,149)
Total deferred tax assets	(478,792)	(447,149)
Less: valuation allowance	478,792	447,149
Net deferred tax asset recorded	$-	$-

As of March 31, 2021 and 2020, the Company has net operating losses carry forward (NOLs) of approximately $2,280,000 and $2,129,000 available to offset future taxable income. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize approximately $2,015,000 of the net operating loss carryforwards before they will expire through the year 2037 and approximately $265,000 of net operating loss carryforwards that can be carried-forward indefinitely subject to limitation. In addition, the utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the past changes in ownership of the Company. The benefits of these NOLs may be reduced in the future if the Company is successful in establishing a new business. The Company’s federal and state income tax returns for the years 2017 through 2021 remain open for audit by applicable regulatory authority.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the years ended March 31, 2021 and March 31, 2020, the Company recorded a $5,000 contribution to capital for the fair value relating to the use, occupancy and administrative services rendered by our officers.

NOTE 7 – SUBSEQUENT EVENTS

In connection with Merger Agreement with Appgate (see Note 1), the Merger Agreement provides that from the date of the Merger Agreement (February 8, 2021) through the date of closing, all expenses incurred by Newtown in connection with consummating the merger with Appgate that are payable by Newtown prior to the closing shall be paid by Appgate. Subsequent to March 31, 2021, Appgate has paid $101,436 on behalf of Newtown and the amount is recorded as advances from Appgate until the closing date. If the merger were not to close under certain circumstances, those expenses that are payable by Newtown or paid by Appgate on behalf of Newtown would be obligations of Newtown. The Merger is expected to be consummated in the second quarter of 2021, subject to the fulfillment of certain closing conditions.