Form 10-Q
period 2021-06-30
NEWTOWN LANE MARKETING INC
filed 2021-08-13
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: June 30, 2021

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 14,643,740 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of August 5, 2021.

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

ii

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2021	2021
	(unaudited)
ASSETS

Current Assets
Cash	$7,228	$7,285
TOTAL ASSETS	$7,228	$7,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$103,159	$195,258
Convertible notes payable - Related Party	367,000	367,000
Due to unrelated party	108,936	-
TOTAL LIABILITIES	579,095	562,258

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 14,643,740 shares issued and outstanding, respectively	14,644	14,644
Additional paid-in capital	2,084,482	2,083,232
Accumulated deficit	(2,670,993)	(2,652,849)

TOTAL STOCKHOLDERS’ DEFICIT	(571,867)	(554,973)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,228	$7,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2021 and 2020

(unaudited)

	Three Months Ended
	June 30,
	2021	2020
Expenses
Selling, general and administrative	$13,569	$10,533
Interest expense, net	4,575	4,326
Total expense	$18,144	$14,859

Loss before income taxes	$(18,144)	$(14,859)

Provision for income taxes	-	-

Net loss	$(18,144)	$(14,859)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted
	14,643,740	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2021 and 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2021	-	$-	14,643,740	$14,644	2,083,232	$(2,652,849)	$(554,973)
Contributed services					1,250		1,250
Net Loss						(18,144)	(18,144)
Balance at June 30, 2021 (unaudited)	-	$-	14,643,740	$14,644	$2,084,482	$(2,670,993)	$(571,867)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2020	-	$-	13,757,550	$13,758	$2,070,756	$(2,497,169)	$(412,655)
Contributed services					1,250		1,250
Net loss						(14,859)	(14,859)
Balance at June 30, 2020 (unaudited)	-	$-	13,757,550	$13,758	$2,072,006	$(2,512,028)	$(426,264)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,144)	$(14,859)
Adjustments to reconcile net loss to cash used in operating activities:
Contributed services	1,250	1,250
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(92,099)	1,537
NET CASH USED IN OPERATING ACTIVITIES	$(108,993)	$(12,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to unrelated party	$108,936	$-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$108,936	$-

NET CHANGE IN CASH	(57)	(12,072)

CASH AT BEGINNING OF PERIOD	7,285	13,831
CASH AT END OF PERIOD	$7,228	$1,759

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
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

The interim financial information as of June 30, 2021 and for the three month periods ended June 30, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2021, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2021 and results of operations and cash flows for the three months ended June 30, 2021 and 2020 as applicable, have been made. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

RECENT EVENTS

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

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates Newtown continuing as a going concern. Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, we do not own an operating business, and have no specific plan other than to engage in the merger transaction with Appgate. There is no assurances that we will be able to consummate such transaction. The implementation of our business objectives is wholly contingent upon a business combination. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Since inception, Newtown has incurred an accumulated deficit of $2,670,993 through June 30, 2021. For the three months ended June 30, 2021 and 2020, Newtown had net losses of $18,144 and $14,859, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates include valuation of deferred taxes and valuation of contributed services.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

Fair Value of Financial Instruments - Pursuant to the FASB guidance, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet. We consider the carrying value of accounts payable, accrued expenses, due to unrelated parties and convertible notes in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Loss Per Share - Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share”. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For June 30, 2021 and 2020, 0 and 886,190 options outstanding were not included in the computation of loss per share because their inclusion is anti-dilutive.

Recent accounting pronouncements - All recent accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable or is not expected to have a material impact on the Company’s condensed financial statements.

NOTE 3 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

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
June 30, 2021
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
June 30, 2021
(unaudited)

Effective September 1, 2017, the maturity dates of the Outstanding Notes was extended from August 31, 2017 to August 31, 2018.

In August 2018, the maturity dates of the Outstanding Notes was extended from August 31, 2018 to August 31, 2019.

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

NOTE 4 – STOCKHOLDER’S DEFICIT

As of June 30, 2021, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 14,643,740 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the three months ended June 30, 2021 and 2020, we recorded contributions to capital of $1,250 for the fair value relating to the use, occupancy and administrative services rendered by the officer.

NOTE 5 – DUE TO UNRELATED PARTY

In connection with Merger Agreement with Appgate (see Note 1), the Merger Agreement provides that from the date of the Merger Agreement (February 8, 2021) through the date of closing, all expenses incurred by Newtown in connection with consummating the merger with Appgate that are payable by Newtown prior to the closing shall be paid by Appgate. As of June 30, 2021, Appgate has paid $108,936 on behalf of Newtown and the amount is recorded as Due to Unrelated Party until the closing date. If the merger were not to close under certain circumstances, those expenses that are payable by Newtown or paid by Appgate on behalf of Newtown would be obligations of Newtown. The Merger is expected to be consummated in the second quarter of 2021, subject to the fulfillment of certain closing conditions.

NOTE 6 – RELATED PARTY TRANSACTIONS

At June 30, 2021, we had promissory notes in the aggregate principal amount of $367,000 payable to Ironbound, our majority stockholder (see Note 3).

During the three months ended June 30, 2021 and 2020, we recorded contributions to capital of $1,250 for the fair value relating to the use, occupancy and administrative services rendered by the officer (see Note 4).

NOTE 7 – SUBSEQUENT EVENT

In connection with Merger Agreement with Appgate described in Note 5, subsequent to June 30, 2021, Appgate paid an additional $15,802 on behalf of Newtown and the amount is recorded as Due to Unrelated Party until the closing date.

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

In our Form 10-K filed with the SEC for the year ended March 31, 2021, we have identified critical accounting policies and estimates for our business.

Plan of Operation

We are a corporation with limited operations and no revenues from our business operations. Until December 31, 2007, we held the exclusive license to exploit the Dreesen’s Donut Brand in the United States with the exception of the states of Florida and Pennsylvania, and in Suffolk County, New York, which Dreesen retained for itself. The license from Dreesen expired on December 31, 2007.

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

In August 2018, the maturity dates of the outstanding promissory notes held by Ironbound was extended from August 31, 2018 to August 31, 2019.

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

As of June 30, 2021, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 14,643,740 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

Currently, we have no employees and our main purpose has been to effect a business combination with Appgate. Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

Results of Operations

THREE MONTH PERIOD ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2020

We are a corporation with limited operations and did not have any revenues during the three month periods ended June 30, 2021 and 2020, respectively.

Total expenses from operations for the three months ended June 30, 2021 and 2020 were $18,144 and $14,859, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Liquidity and Capital Resources

At June 30, 2021, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At June 30, 2021, we had promissory notes in the aggregate principal amount of $367,000 payable to Ironbound, our majority stockholder. We had cash of $7,228 and negative working capital of $571,867. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Critical Accounting Policies

Our unaudited condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the amounts reported in such financial statements and related notes. Actual results can and will differ from estimates. These differences could be material to the financial statements. We believe our application of accounting policies and the estimates required therein are reasonable. Outlined below are those policies considered particularly significant.

Use of Estimates

In preparing our unaudited condensed financial statements in accordance with GAAP, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements. Actual results could differ from those estimates. The estimates include valuation of deferred taxes and valuation of contributed services.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Included herewith.

**	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newtown Lane Marketing, Incorporated

Dated: August 13, 2021	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)