Form 10-Q
period 2021-09-30
NEWTOWN LANE MARKETING INC
filed 2021-10-07
CIK 1353538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: September 30, 2021

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 14,643,740 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of October 7, 2021.

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

ii

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2021	2021
	(unaudited)
ASSETS

Current Assets
Cash	$8,665	$7,285
TOTAL ASSETS	$8,665	$7,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$118,225	$195,258
Convertible notes payable - Related Party	367,000	367,000
Due to unrelated party	160,086	-
TOTAL LIABILITIES	645,311	562,258

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized, 14,643,740 shares issued and outstanding, respectively	14,644	14,644
Additional paid-in capital	2,085,732	2,083,232
Accumulated deficit	(2,737,022)	(2,652,849)

TOTAL STOCKHOLDERS’ DEFICIT	(636,646)	(554,973)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,665	$7,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Months Ended September 30, 2021 and 2020

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Expenses
Selling, general and administrative	$61,504	$11,313	$75,073	$21,846
Interest expense, net	4,525	4,491	9,100	8,817
Total expense	$66,029	$15,804	$84,173	$30,663

Net loss	$(66,029)	$(15,804)	$(84,173)	$(30,663)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	14,643,740	13,757,550	14,643,740	13,757,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Six Months Ended September 30, 2021 and 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2021	-	$-	14,643,740	$14,644	$2,083,232	$(2,652,849)	$(554,973)
Contributed services					1,250		1,250
Net Loss						(18,144)	(18,144)
Balance at June 30, 2021 (unaudited)	-	$-	14,643,740	$14,644	$2,084,482	$(2,670,993)	$(571,867)
Contributed services					1,250		1,250
Net Loss						(66,029)	(66,029)
Balance at September 30, 2021 (unaudited)	-	$-	14,643,740	$14,644	$2,085,732	$(2,737,022)	$(636,646)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2020	-	$-	13,757,550	$13,758	$2,070,756	$(2,497,169)	$(412,655)
Contributed services					1,250		1,250
Net loss						(14,859)	(14,859)
Balance at June 30, 2020 (unaudited)	-	$-	13,757,550	$13,758	$2,072,006	$(2,512,028)	$(426,264)
Contributed services					1,250		1,250
Net Loss						(15,804)	(15,804)
Balance at September 30, 2020 (unaudited)	-	$-	13,757,550	$13,758	$2,073,256	$(2,527,832)	$(440,818)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,173)	$(30,663)
Adjustments to reconcile net loss to cash used in operating activities:
Contributed services	2,500	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(77,033)	4,423
NET CASH USED IN OPERATING ACTIVITIES	$(158,706)	$(23,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to unrelated party	$160,086	$-
Issuance convertible notes payable – related party	-	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$160,086	$20,000

NET CHANGE IN CASH	1,380	(3,740)

CASH AT BEGINNING OF PERIOD	7,285	13,831
CASH AT END OF PERIOD	$8,665	$10,091

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
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

The interim financial information as of September 30, 2021 and for the three and six month periods ended September 30, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2021, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2021 and results of operations and cash flows for the six months ended September 30, 2021 as applicable, have been made. The results of operations for the three and six months ended September 30, 2021 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

The Merger is expected to be consummated in the third quarter of 2021, subject to the fulfillment of certain closing conditions.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
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

Since inception, Newtown has incurred an accumulated deficit of $2,737,022 through September 30, 2021. For the six months ended September 30, 2021, Newtown had net losses of $84,173, respectively. Newtown has incurred negative cash flow from operating activities since its inception. Newtown has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about Newtown’s ability to continue as a going concern.

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

Loss Per Share - Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share”. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For September 30, 2021 and 2020, 0 and 886,190 options outstanding were not included in the computation of loss per share because their inclusion is anti-dilutive.

Recent accounting pronouncements - All recent accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable or is not expected to have a material impact on the Company’s condensed financial statements.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

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

Effective September 1, 2015, the maturity dates of the Prior Notes was extended from August 31, 2015 to August 31, 2016.

On October 30, 2015, Mr. Kling resigned from his position as our sole director and from his position as our President. Also on October 30, 2015, Mr. Warshaw resigned from his positions as our Chief Financial Officer and Secretary. Messrs. Kling’s and Warshaw’s resignation were not due to any disagreement with the Company or its management on any matter relating to the Company’s operations, policies or practices. Prior to Mr. Kling’s resignation, our Board of Directors appointed Jonathan J. Ledecky, the managing member of Ironbound, our largest stockholder, to fill the vacancy created by Mr. Kling’s resignation and assumed the role of President of the Company.

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

On July 15, 2016, we issued a convertible promissory note (the “July 2016 Note”) in the principal amount of $25,000 to Ironbound Partners Fund, LLC. The July 2016 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the July 2016 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the July 2016 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the July 2016 Note) at the “Conversion Price” (as defined in the July 2016 Note). The proceeds of the July 2016 Note was utilized by the Company to fund working capital needs.

Effective September 1, 2016, the maturity dates of the Outstanding Notes was extended from August 31, 2016 to August 31, 2017.

On February 14, 2017, we issued a convertible promissory note (the “February 2017 Note” and together with the December 2015 Note, the 2016 Note and the July 2016 Note, the “Outstanding Notes”) in the principal amount of $50,000 to Ironbound. The February 2017 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the February 2017 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the February 2017 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the February 2017 Note) at the “Conversion Price” (as defined in the February 2017 Note). The proceeds of the February 2017 Note was utilized by the Company to fund working capital needs.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

Effective September 1, 2017, the maturity dates of the Outstanding Notes was extended from August 31, 2017 to August 31, 2018.

In August 2018, the maturity dates of the Outstanding Notes was extended from August 31, 2018 to August 31, 2019.

On August 27, 2018, we issued a convertible promissory note (the “August 2018 Note”) in the principal amount of $15,000 to Ironbound. The August 2018 Note has a maturity date of August 31, 2019 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the August 2018 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the August 2018 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the August 2018 Note) at the “Conversion Price” (as defined in the August 2018 Note). The proceeds of the August 2018 Note was utilized by the Company to fund working capital needs.

On December 4, 2018, we issued a convertible promissory note (the “December 2018 Note”) in the principal amount of $25,000 to Ironbound. The December 2018 Note has a maturity date of August 31, 2019 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the December 2018 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the December 2018 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the December 2018 Note) at the “Conversion Price” (as defined in the December 2018 Note). The proceeds of the December 2018 Note was utilized by the Company to fund working capital needs.

Effective November 12, 2019 the maturity dates of the Outstanding Notes and the August 2018 Note and December 2018 Note was extended from August 31, 2019 to August 31, 2020.

On November 27, 2019, we issued a convertible promissory note (the “November 2019 Note”) in the principal amount of $40,000 to Ironbound. The November 2019 Note has a maturity date of August 31, 2020 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the November 2019 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the November 2019 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the November 2019 Note) at the “Conversion Price” (as defined in the November 2019 Note). The proceeds of the November 2019 Note was utilized by the Company to fund working capital needs.

Effective August 31, 2020, the maturity dates of the Outstanding Notes and the August 2018 Note and December 2018 Note was extended from August 31, 2020 to August 31, 2021.

On August 18, 2020, we issued a convertible promissory note (the “August 2020 Note”) in the principal amount of $20,000 to Ironbound. The August 2020 Note has a maturity date of August 31, 2021 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the August 2020 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the August 2020 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the August 2020 Note) at the “Conversion Price” (as defined in the August 2020 Note). The proceeds of the August 2020 Note was utilized by the Company to fund working capital needs.

The outstanding notes are now past due and are expected to be repaid upon consummation of the Merger.

NEWTOWN LANE MARKETING, INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

NOTE 4 – STOCKHOLDER’S DEFICIT

As of September 30, 2021, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 14,643,740 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the six months ended September 30, 2021 and 2020, we recorded contributions to capital of $2,500 for the fair value relating to the use, occupancy and administrative services rendered by the officer.

NOTE 5 – DUE TO UNRELATED PARTY

In connection with Merger Agreement with Appgate (see Note 1), the Merger Agreement provides that from the date of the Merger Agreement (February 8, 2021) through the date of closing, all expenses incurred by Newtown in connection with consummating the merger with Appgate that are payable by Newtown prior to the closing shall be paid by Appgate. As of September 30, 2021, Appgate has paid $160,086 on behalf of Newtown and the amount is recorded as Due to Unrelated Party until the closing date. If the merger were not to close under certain circumstances, those expenses that are payable by Newtown or paid by Appgate on behalf of Newtown would be obligations of Newtown. The Merger is expected to be consummated in the third quarter of 2021, subject to the fulfillment of certain closing conditions.

NOTE 6 – RELATED PARTY TRANSACTIONS

At September 30, 2021, we had promissory notes in the aggregate principal amount of $367,000 payable to Ironbound, our majority stockholder (see Note 3). The outstanding notes are now past due and are expected to be repaid upon consummation of the Merger.

During the six months ended September 30, 2021 and 2020, we recorded contributions to capital of $2,500 for the fair value relating to the use, occupancy and administrative services rendered by the officer (see Note 4).

NOTE 7 – SUBSEQUENT EVENTS

In connection with Merger Agreement with Appgate described in Note 1, subsequent to September 30, 2021, Appgate paid an additional $7,373 on behalf of the Company and the amount is recorded as Due to Unrelated Party until the closing date.

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

The Merger is expected to be consummated in the third quarter of 2021, subject to the fulfillment of certain closing conditions.

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

Effective September 1, 2015, the maturity dates of the Prior Notes was extended from August 31, 2015 to August 31, 2016.

On October 30, 2015, Mr. Kling resigned from his position as our sole director and from his position as our President. Also on October 30, 2015, Mr. Warshaw resigned from his positions as our Chief Financial Officer and Secretary. Messrs. Kling’s and Warshaw’s resignation were not due to any disagreement with the Company or its management on any matter relating to the Company’s operations, policies or practices. Prior to Mr. Kling’s resignation, our Board of Directors appointed Jonathan J. Ledecky, the managing member of Ironbound, our largest stockholder, to fill the vacancy created by Mr. Kling’s resignation and assumed the role of President of the Company.

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

On July 15, 2016, we issued a convertible promissory note (the “July 2016 Note”) in the principal amount of $25,000 to Ironbound. The July 2016 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the July 2016 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the July 2016 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the July 2016 Note) at the “Conversion Price” (as defined in the July 2016 Note). The proceeds of the July 2016 Note was utilized by the Company to fund working capital needs.

Effective September 1, 2016, the maturity dates of the outstanding promissory notes held by Ironbound was extended from August 31, 2016 to August 31, 2017.

On February 14, 2017, we issued a convertible promissory note (the “February 2017 Note” and together with the Prior Notes, the December 2015 Note, the April 2016 Note and the July 2016 Note, the “Outstanding Notes”) in the principal amount of $50,000 to Ironbound. The February 2017 Note has a maturity date of August 31, 2017 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the February 2017 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the February 2017 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the February 2017 Note) at the “Conversion Price” (as defined in the February 2017 Note). The proceeds of the February 2017 Note was utilized by the Company to fund working capital needs.

Effective September 1, 2017, the maturity dates of the outstanding promissory notes held by Ironbound was extended from August 31, 2017 to August 31, 2018.

In August 2018, the maturity dates of the outstanding promissory notes held by Ironbound was extended from August 31, 2018 to August 31, 2019.

On August 27, 2018, we issued a convertible promissory note (the “August 2018 Note”) in the principal amount of $15,000 to Ironbound. The August 2018 Note has a maturity date of August 31, 2019 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the August 2018 Note is convertible, at the election of Ironbound, into shares of our common stock following the consummation of a “Qualified Financing” (as defined in the August 2018 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the August 2018 Note) at the “Conversion Price” (as defined in the August 2018 Note). The proceeds of the August 2018 Note was utilized by the Company to fund working capital needs.

On December 4, 2018, we issued a convertible promissory note (the “December 2018 Note”) in the principal amount of $25,000 to Ironbound. The December 2018 Note has a maturity date of August 31, 2019 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the December 2018 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the December 2018 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the December 2018 Note) at the “Conversion Price” (as defined in the December 2018 Note). The proceeds of the December 2018 Note was utilized by the Company to fund working capital needs.

Effective November 12, 2019, the maturity dates of the outstanding promissory notes held by Ironbound was extended from August 31, 2019 to August 31, 2020.

On November 27, 2019, we issued a convertible promissory note (the “November 2019 Note”) in the principal amount of $40,000 to Ironbound. The November 2019 Note has a maturity date of August 31, 2020 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the November 2019 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the November 2019 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the November 2019 Note) at the “Conversion Price” (as defined in the November 2019 Note). The proceeds of the November 2019 Note was utilized by the Company to fund working capital needs.

Effective August 31, 2020, the maturity dates of the Outstanding Notes and the August 2018 Note and December 2018 Note was extended from August 31, 2020 to August 31, 2021.

On August 18, 2020, we issued a convertible promissory note (the “August 2020 Note”) in the principal amount of $20,000 to Ironbound. The August 2020 Note has a maturity date of August 31, 2021 and bears interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the August 2020 Note is convertible, at the election of Ironbound, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the August 2020 Note), or upon the consummation of a “Fundamental Transaction” (as defined in the August 2020 Note) at the “Conversion Price” (as defined in the August 2020 Note). The proceeds of the August 2020 Note was utilized by the Company to fund working capital needs.

The outstanding notes are now past due and are expected to be repaid upon consummation of the Merger.

As of September 30, 2021, our authorized capital stock consisted of 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of which 14,643,740 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Results of Operations

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2020

We are a corporation with limited operations and did not have any revenues during the three month periods ended September 30, 2021 and 2020, respectively.

Total expenses from continuing operations for the three months ended September 30, 2021 and 2020 were $66,029 and $15,804, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting, legal and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). The increase in expenses was primarily as a result of increased legal fees and filing fees with the SEC incurred by us in connection with our proposed Merger with Appgate.

SIX MONTH PERIOD ENDED SEPTEMBER 30, 2021 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2020

We are a corporation with limited operations and did not have any revenues during the six month periods ended September 30, 2021 and 2020, respectively.

Total expenses from continuing operations for the six months ended September 30, 2021 and 2020 were $84,173 and $30,663, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting, legal and compliance with the Exchange Act. The increase in expenses was primarily as a result of increased legal fees and filing fees with the SEC incurred by us in connection with our proposed Merger with Appgate.

Liquidity and Capital Resources

At September 30, 2021, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At September 30, 2021, we had promissory notes in the aggregate principal amount of $367,000 payable to Ironbound, our majority stockholder. We had cash of $8,665 and negative working capital of $636,646. Such funds will not be sufficient to satisfy our cash requirements during the next twelve months and we will require additional funds. We cannot provide assurance that adequate additional funds will be available or, if available, will be offered on acceptable terms.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Newtown Lane Marketing, Incorporated

Dated: October 7, 2021	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)