Form 10-Q
period 2022-03-31
Appgate, Inc.
filed 2022-05-11
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Registrant's telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of May 9, 2022, the registrant had 131,793,660 shares of its common stock outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Statements that do not relate strictly to historical or current facts are forward-looking and can be identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “should,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “seek,” “predict,” “potential,” “intend,” “plan,” “believe,” the negatives of such terms and other words of similar meaning. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report include statements regarding Appgate, Inc. (unless otherwise noted, including its consolidated subsidiaries, the “Company,” “Appgate,” “we,” or “our”) and its industry relating to matters such as anticipated future financial and operational performance, business prospects, the percentage of the Company’s future revenue derived from subscription term-based licenses compared to revenue from services, expected future increases in revenue and sales, including increasing the Company’s customer base and customers with annual recurring revenue above $100,000, sales to existing customers, revenue trends by geography, future gross profit, gross margin, operating losses and negative cash flows, planned investments in sales and marketing and related increases in operating and general and administrative expenses, expectations regarding our annual recurring revenue and other key business metrics, expected future decreases in sales and marketing and general and administrative expenses as a percentage of revenue over time, and planned investments in research and development as a result of the Company’s expected growth, the expected cost of revenue over time, the expected future growth of the cybersecurity industry, the Company’s ability to innovate and add new functionality to existing products through research and development, the Company’s ability to fund working capital and capital expenditures for the next 12 months, potential future investments in the Company by Magnetar Financial LLC (“Magnetar”) under the Convertible Senior Notes (as defined herein), the Company’s ability to remain in compliance with covenants under the Convertible Senior Notes, strategy and plans and similar matters.

The forward-looking statements included in this Quarterly Report involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by the Company. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to:

•our future financial performance, including our expectations regarding our annual recurring revenue and other key business metrics, total revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in operating expenses and our ability to achieve and maintain future profitability;
•the effects of increased competition in our markets and our ability to compete effectively;
•growth in the total addressable market for our products and services;
•market acceptance of Zero Trust solutions and technology generally;
•market acceptance of our products and services and our ability to increase adoption of our products;
•our ability to maintain the security and availability of our products;
•our ability to develop new products, or enhancements to our existing products, and bring them to market in a timely manner;
•our ability to maintain and expand our customer base, including by attracting new customers;
•the potential impact on our business of the ongoing COVID-19 pandemic;
•our ability to maintain, protect and enhance our intellectual property rights;
•our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting;
•SIS Holdings’ significant influence over our business and affairs;
•the future trading prices and liquidity of our common stock;
•our indebtedness, which may increase risk to our business; and
•the other risks described under Part II, Item 1A, “Risk Factors” in this Quarterly Report and under Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

All forward-looking statements made by us in this Quarterly Report are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
Item 1. Financial Statements
Appgate, Inc.

Appgate, Inc.
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2022 and December 31, 2021
(in thousands, except share information)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$11,251	$25,990
Restricted cash	1,473	1,473
Accounts receivable, net of allowance of $233 and $163, respectively	8,647	6,848
Contract assets	2,192	1,639
Deferred contract acquisition costs, current	3,698	3,464
Prepaid and other current assets	6,679	6,196
Total current assets	33,940	45,610
Property and equipment, net	2,471	2,115
Operating lease right-of-use assets	2,264	2,497
Contract assets, noncurrent	10,616	11,800
Deferred contract acquisition costs, noncurrent	9,237	8,749
Goodwill	71,604	71,604
Intangible assets, net	32,703	36,459
Deferred income taxes	789	793
Other assets	231	147
Total assets	$163,855	$179,774
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,252	$4,483
Accrued expenses	13,503	12,232
Operating lease liabilities, current	758	798
Deferred revenue, current	5,309	4,813
Total current liabilities	24,822	22,326
Deferred revenue, noncurrent	554	906
Operating lease liabilities, noncurrent	1,724	1,891
Convertible senior notes, net	73,162	72,968
Derivative liability	124,640	78,497
Total liabilities	224,902	176,588
Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 270,000,000 shares authorized; 131,793,660 shares issued and outstanding at March 31, 2022 and December 31, 2021	132	132
Additional paid-in capital	509,729	509,586
Accumulated other comprehensive loss	(1,682)	(1,900)
Accumulated deficit	(569,226)	(504,632)
Total stockholders’ (deficit) equity	(61,047)	3,186
Total liabilities and stockholders’ (deficit) equity	$163,855	$179,774
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2022 and 2021
(in thousands, except share and per share information)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$11,378	$10,070
Cost of revenue, exclusive of amortization shown below	4,498	3,578
Amortization expense	954	1,131
Total cost of revenue	5,452	4,709
Gross profit	5,926	5,361
Operating expenses:
Sales and marketing	11,698	7,114
Research and development	3,334	2,197
General and administrative	4,857	3,342
Transaction costs	—	330
Depreciation and amortization	1,369	1,341
Loss on abandonment of assets	1,658	—
Total operating expenses	22,916	14,324
Loss from continuing operations	(16,990)	(8,963)
Change in fair value of embedded derivative liability	(46,143)	—
Interest expense, net	(1,131)	(833)
Other expenses, net	(104)	(126)
Loss from continuing operations before income taxes	(64,368)	(9,922)
Income tax expense of continuing operations	(226)	(267)
Net loss from continuing operations	(64,594)	(10,189)
Net income from discontinued operations, net of tax	—	59,866
Net (loss) income	$(64,594)	$49,677

(Loss) income per share:
Net loss from continuing operations per share of common stock - basic and diluted	$(0.49)	$(0.74)
Net income from discontinued operations per share of common stock - basic and diluted	$—	$4.35
Weighted-average shares used in computation - basic and diluted	131,793,660	13,767,397
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
For the Three Months Ended March 31, 2022 and 2021
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net (loss) income	$(64,594)	$49,677
Other comprehensive income:
Change in foreign currency translation	218	238
Other comprehensive income	218	238
Comprehensive (loss) income	$(64,376)	$49,915
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2022 and 2021
(in thousands, except share information)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	131,793,660	$132	$509,586	$(1,900)	$(504,632)	$3,186
Equity-based compensation	—	—	—	—	143	—	—	143
Transactions with former Parent (Note 3)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(64,594)	(64,594)
Other comprehensive income	—	—	—	—	—	218	—	218
Balance as of March 31, 2022	—	$—	131,793,660	$132	$509,729	$(1,682)	$(569,226)	$(61,047)

Balance as of December 31, 2020	—	$—	13,757,550	$14	$471,687	$(667)	$(430,157)	$40,877
Equity-based compensation	—	—	—	—	950	—	—	950
Transactions with former Parent (Note 3)	—	—	—	—	36,241	—	—	36,241
Net income	—	—	—	—	—	—	49,677	49,677
Other comprehensive income	—	—	—	—	—	238	—	238
Balance as of March 31, 2021	—	$—	13,757,550	$14	$508,878	$(429)	$(380,480)	$127,983
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(64,594)	$49,677
Net income from discontinued operations, including gain on sale of $58.8 million, net of tax in 2021	—	(59,866)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,323	2,472
Loss on abandonment of assets	1,658	—
Equity-based compensation	143	1,010
Amortization of deferred contract acquisition costs	1,006	706
Change in fair value of embedded derivative liability	46,143	—
Amortization of debt issuance costs	194	9
Operating lease amortization	44	89
Provision for (Reversal of) allowance for doubtful accounts	72	(148)
Changes in assets and liabilities:
Accounts receivable	(1,731)	(223)
Contract assets	631	(1,790)
Prepaid and other current assets	(450)	(2,045)
Due from affiliates, net	—	3,252
Deferred contract acquisition costs	(1,756)	(1,345)
Other assets	—	5
Accounts payable	760	(3,161)
Accrued expenses	1,107	(4,319)
Deferred revenue	149	332
Other current liabilities	—	(7)
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(14,301)	(15,352)
Net cash, cash equivalents and restricted cash provided by operating activities of discontinued operations	—	827
Net cash, cash equivalents and restricted cash used in operating activities	(14,301)	(14,525)
Cash flows from investing activities:
Purchases of property and equipment	(417)	(111)
Net cash, cash equivalents and restricted cash used in investing activities of continuing operations	(417)	(111)
Net cash, cash equivalents and restricted cash provided by investing activities of discontinued operations	—	125,022
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(417)	124,911
Cash flows from financing activities:
Proceeds from convertible senior notes	—	50,000
Payment of debt issuance costs	—	(180)
Repayment of Promissory Notes	—	(119,640)
Repayment of finance leases	—	(6)
Net cash, cash equivalents and restricted cash used in financing activities of continuing operations	—	(69,826)

Effect of foreign currency exchange rates on cash	(21)	2,991
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,739)	43,551
Cash, cash equivalents and restricted cash at beginning of period	27,463	5,621
Cash, cash equivalents and restricted cash at end of period	$12,724	$49,172

Cash and cash equivalents	$11,251	$47,706
Restricted cash	1,473	1,466
Cash, cash equivalents and restricted cash of continuing operations at end of period	$12,724	$49,172

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$179	$313
Non-cash increase to paid-in capital as a result of settlement of transactions with former Parent	$—	$36,241
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Business and Summary of Significant Accounting Policies

Description of the Business
Appgate, Inc., a Delaware corporation (“Appgate”, the “Company”, “we”, “us”, “our”), is a cybersecurity company that protects against breaches and fraud through innovative, identity-centric, Zero Trust solutions. Appgate exists to provide modern enterprises with a solution to increasingly common cyber-attacks, against which traditional cybersecurity tools are proving ineffective. We sell and deliver our solutions using a combination of term-based license subscriptions, perpetual licenses and software-as-a-service (“SaaS”), together with related support services. We conduct business worldwide. Our headquarters is in Coral Gables, Florida.
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared by our management and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2021 has been derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For further information, refer to our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Results for the interim periods are not necessarily indicative of results to be expected for the entirety of 2022.

All references to “$” or “dollars” are to the currency of the United States (“U.S.”) unless otherwise indicated. We operate on a calendar year basis. References to 2021, for example, refer to our year ended December 31, 2021.
Risks and Uncertainties due to COVID-19 Pandemic
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered in 2022. Much uncertainty still surrounds the pandemic, including new variants of COVID-19, its duration and ultimate overall impact on our operations. Management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2021 and the three months ended March 31, 2022, management took measures during such periods to minimize the risks from the pandemic. Those measures were aimed at safeguarding the Company, and the health, safety and well-being of our employees and customers.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. (Loss) Income per Common Share
Basic (loss) income per common share is computed by dividing net (loss) income (the numerator) by the weighted-average number of shares of common stock outstanding (the denominator) for the period. Diluted (loss) income per common share assumes that any dilutive equity instruments were exercised with outstanding common stock adjusted accordingly when the conversion of such instruments would be dilutive.
The Company's potential dilutive shares consist of 10,982,805 shares of Appgate’s common stock underlying the Convertible Senior Notes that are convertible at any time at the option of the holders of the Convertible Senior Notes prior to their maturity - see Note 10. These potentially dilutive shares have been excluded from diluted (loss) income per share as the effect would be to reduce the net loss per share and have an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.
Weighted average shares of common stock outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the merger (the “Merger”) of Appgate Cybersecurity, Inc. f/k/a Cyxtera Cybersecurity, Inc. d/b/a AppGate (“Legacy Appgate”) with a direct, wholly owned subsidiary (“Merger Sub”) of Newtown Lane Marketing, Incorporated, a public company incorporated in Delaware (“Newtown” or “Newtown Lane”), which was completed on October 12, 2021, as if these shares had been outstanding as of the beginning of the earliest period presented.
Note 3. Transactions with Former Parent – Cyxtera
On December 31, 2019, Cyxtera Technologies, Inc. (“Cyxtera” or “former Parent”) consummated several transactions (the “Cyxtera Spin-Off”), following which Legacy Appgate became a stand-alone entity. The transactions separated Cyxtera’s data center business from Legacy Appgate’s cybersecurity business. Over time, Legacy Appgate has entered into several agreements and transactions with Cyxtera (and/or one or more of its subsidiaries), SIS Holdings LP (“SIS Holdings”) and certain equity owners of SIS Holdings. These agreements, relationships and transactions are described below.
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
Cyxtera Management Inc. Intercompany Master Services Agreement Fee
Also in connection with the formation of Cyxtera in 2017, the Company Group entered into an Intercompany Master Services Agreement (the “Intercompany Master Services Agreement”). Under the Intercompany Master Services Agreement, Cyxtera Management, Inc., a wholly owned subsidiary of Cyxtera (the “Management Company”), agreed to provide certain services to other members of the Company Group from time to time, including financial, accounting, administrative, facilities and other services. No amounts were allocated to Legacy Appgate under the Intercompany Master Services Agreement for 2021. The Intercompany Master Services Agreement was terminated on July 29, 2021.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Cyxtera Management Inc. Transition Services Agreement
Upon consummation of the Cyxtera Spin-Off, Legacy Appgate and the Management Company entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which the Management Company provided certain transition services to us, and we provided certain transition services to the Management Company. The term under the Transition Services Agreement commenced on January 1, 2020 and ended on June 30, 2021. Substantially all of the obligations under the Transition Services Agreement ceased on December 31, 2020. During the three months ended March 31, 2021, the Management Company charged Legacy Appgate $0.1 million of fees for services provided to Legacy Appgate by the Management Company under the Transition Services Agreement. Costs incurred under the Transition Services Agreement are included in general and administrative expenses in the condensed consolidated statement of operations. During the three months ended March 31, 2021, Legacy Appgate charged the Management Company $0.1 million of fees for services provided to the Management Company and its affiliates by Legacy Appgate under the Transition Services Agreement. Income for these services is included in other expenses, net in the condensed consolidated statement of operations.

On February 8, 2021, we made a payment of $1.0 million to Cyxtera (and/or its subsidiaries) as settlement in full of trade balances with Cyxtera and its subsidiaries and other amounts due to / from under the Intercompany Master Services Agreement and the Transition Services Agreement, which trade balances and other amounts totaled $2.6 million. Because the Management Company was an affiliate under common control with us at the time of repayment, the settlement of these amounts was recognized as a capital contribution of $1.6 million.
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
During the three months ended March 31, 2021, we recognized $0.5 million of interest expense on the Promissory Notes.
On February 8, 2021, Legacy Appgate repaid Cyxtera $20.6 million, representing the entirety of the then outstanding principal and interest under the Promissory Note held by Cyxtera, and Legacy Appgate made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note held by the Management Company. On that same date, the Management Company issued Legacy Appgate a payoff letter, extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control with Legacy Appgate at the time of repayment, we recognized the note extinguishment of $34.6 million as a capital contribution in the three months ended March 31, 2021.
Note 4. Discontinued Operations
On January 20, 2021, Legacy Appgate completed the sale of 100% of the outstanding equity interests of its formerly wholly owned subsidiary, Brainspace Corporation (“Brainspace”), for $125.0 million. We recorded a gain on the sale of Brainspace of $58.8 million. We have classified the results of Brainspace as discontinued operations in our condensed consolidated statements of operations for all periods presented.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The major items constituting net income attributable to discontinued operations for the three months ended March 31, 2021 are presented below (in thousands):

Revenue	$2,220
Cost of revenue, exclusive of amortization shown below	142
Total cost of revenue	142
Gross profit	2,078
Operating expenses:
Sales and marketing	240
Research and development	290
Total operating expenses	530
Income from operations	1,548
Gain on the disposal of the discontinued operation	58,835
Income from discontinued operations	60,383
Income tax expense of discontinued operations	(517)
Net income from discontinued operations, net of tax	$59,866
Note 5. Revenue
Disaggregation of Revenue
The following table summarizes our revenue by category (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Subscription revenue:
Multi-year subscription term-based licenses	$3,131	$1,823
1-year subscription term-based licenses	2,804	1,761
Total subscription term-based licenses	5,935	3,584
Subscription SaaS	2,296	2,328
Support and maintenance	933	990
Total subscription revenue	9,164	6,902
Perpetual licenses	156	1,313
Services and other	2,058	1,855
Total	$11,378	$10,070

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes revenue (in thousands) by country and main geography in which we operate based on the billing address of customers (including, for the avoidance of doubt, resellers and managed service providers) who have contracted with us:

	Three Months Ended
	March 31,
	2022	2021
Revenues by country (a):
United States	$6,207	$3,866
Colombia	1,627	1,352
Canada	845	1,037
Ecuador	570	1,463
Other	2,129	2,352
Total	$11,378	$10,070
Revenues by main geography:
US&C	$7,052	$4,903
LATAM	3,157	4,279
EMEA	653	530
APAC	516	358
Total	$11,378	$10,070
(a) Only the United States, Colombia, Canada and Ecuador represented 10% or more of our total revenue in either period presented.
Significant Customers
No single customer (including, for the avoidance of doubt, resellers and managed service providers) accounted for 10% or more of the total revenue in either period presented.
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
Contract liabilities consist of deferred revenue and include payments received in advance of performance under a customer contract. Such amounts are recognized as revenue over the remaining contractual period. During the three months ended March 31, 2022 and 2021, we recognized revenue of $2.5 million and $2.0 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related period.
We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days to 45 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Unbilled receivables were $12.8 million and $13.4 million as of March 31, 2022 and December 31, 2021, respectively.
In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to provide customers

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Remaining Performance Obligations
The typical contractual term for term-based licenses and support and maintenance is one to three years. Most of our contracts are non-cancelable. However, customers typically have the right to terminate their contracts for cause if we fail to perform and cure within the applicable cure period. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $34.3 million. We expect to recognize 36% of the transaction price over the next 12 months, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Beginning balance	$12,213	$8,856
Capitalization of contract acquisition costs	1,683	6,193
Amortization of deferred contract acquisition costs	(1,006)	(3,220)
Impacts of foreign currency translation	45	384
Ending balance	$12,935	$12,213

Deferred contract acquisition costs, current	$3,698	$3,464
Deferred contract acquisition costs, noncurrent	$9,237	$8,749
We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize any impairment losses of deferred contract acquisition costs during the three months ended March 31, 2022 and 2021.
Sales commissions accrued but not paid as of March 31, 2022 and December 31, 2021 totaled $1.2 million and $1.4 million, respectively, and are included within accrued expenses in the condensed consolidated balance sheets.
Our fulfillment costs are generally not significant.
Note 6. Financial Instruments and Fair Value Measurements
Our financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, our debt and an embedded derivative liability. The fair value of cash equivalents, accounts receivable, accounts payable, accrued expenses, and deferred revenue approximate their carrying value because of the short-term nature of these instruments.

The carrying value of our Convertible Senior Notes, net of issuance costs, was $73.2 million and $73.0 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the Convertible Senior Notes was estimated as $69.7 million and $69.5 million as of March 31, 2022 and December 31, 2021, respectively. The fair value was estimated using a discounted cash flow analysis with a yield based on our credit rating.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Recurring Fair Value Measurements

The fair value of the embedded derivative liability was estimated using a “with and without” approach as of March 31, 2022 and December 31, 2021:

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

The following table summarizes fair value measurements by level at March 31, 2022 and December 31, 2021 for instruments measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2022
Financial liability:
Embedded derivative liability	$—	$—	$124,640	$124,640
December 31, 2021
Financial liability:
Embedded derivative liability	$—	$—	$78,497	$78,497

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2022 (in thousands):

	Embedded derivative liability	Total liabilities
Balance at January 1, 2022	$78,497	$78,497
Loss included in earnings	46,143	46,143
March 31, 2022	$124,640	$124,640

The loss included in the previous table is reported in our condensed consolidated statement of operations within change in fair value of embedded derivative liability. There were no transfers between fair value measurement levels during the three months ended March 31, 2022 and 2021 and there were no Level 3 liabilities outstanding during the three months ended March 31, 2021.
The significant unobservable inputs used in the fair value measurement of our embedded derivative liability at March 31, 2022 and December 31, 2021 are a volatility rate of 66.8% of 64.0%, respectively, and a bond yield of 9.19% and 8.85%, respectively. The expected volatility of our equity is estimated based on the historical volatility of our common stock and the remaining term of the Convertible Senior Notes of 1.9 years and 2.1 years at March 31, 2022 and December 31, 2021, respectively. We consider those inputs to be significant as changes in any of those inputs in isolation would result in significantly lower (higher) fair value measurement. Generally, a change in our volatility assumption will generate a directionally similar change in the overall value of the instrument, while a change in the bond yield will generate a directionally opposite change in the overall value of the instrument.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Balance Sheet Components
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable represent amounts invoiced and due from our customers (including, for the avoidance of doubt, resellers and managed service providers) under our revenue contracts. The activity in the allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Beginning balance	$163	$437
Provision for (Reversal of) allowance for doubtful accounts	72	(95)
Write offs	(3)	(218)
Impacts of foreign currency translation	1	39
Ending balance	$233	$163
Prepaid and Other Current Assets
Our prepaid and other current assets consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$4,213	$4,247
Withholding taxes	445	394
Deferred costs	2,021	1,555
Total	6,679	6,196
Property and Equipment, Net
Our property and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$4,234	$4,225
Equipment and fixtures	4,776	4,233
	9,010	8,458
Less: accumulated depreciation and amortization	(6,539)	(6,343)
Property and equipment, net	$2,471	$2,115
During each of the three months ended March 31, 2022 and 2021, we recognized depreciation and amortization expense on property and equipment of $0.2 million.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $71.6 million as of March 31, 2022 and December 31, 2021.
Intangible Assets, Net
Our acquired intangible assets subject to amortization consist of customer relationships, trademarks and tradenames, and developed technology and were originally acquired by Cyxtera when it acquired the entities that formed Legacy Appgate. The useful lives of the assets were as follows: (i) customer relationships – 7.5 to 17.5 years, (ii) trademarks and tradenames – 8.5 to 14.5 years, and (iii) developed technology – 2.5 to 7.5 years. Acquired intangibles subject to amortization consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021			Weighted average remaining useful life (Years)
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$30,157	$(16,547)	$13,610	$30,157	$(15,706)	$14,451	4.3
Trademarks and tradenames	17,932	(7,917)	10,015	18,732	(8,051)	10,681	8.7
Developed technology	34,281	(25,203)	9,078	38,881	(27,554)	11,327	2.5
Total	$82,370	$(49,667)	$32,703	$87,770	$(51,311)	$36,459
We stopped offering our Compliance Sheriff product. As a result, during the three months ended March 31, 2022 we recorded a loss on abandonment of the related intangible assets (namely, trademarks and tradenames and developed technology) of $1.7 million. Other than the loss on abandonment, the main changes in the carrying amount of each major class of intangible assets during the three months ended March 31, 2022 and 2021 was amortization, and to a lesser extent, foreign currency translation.
We recorded amortization expense on intangible assets of $2.1 million and $2.3 million during the three months ended March 31, 2022 and 2021, respectively. Amortization expense for all intangible assets, except our developed technology, was recorded within depreciation and amortization expense in the condensed consolidated statements of operations. Amortization expense for our developed technology was recorded within cost of revenue in the condensed consolidated statements of operations.
Future amortization expense of intangible assets is as follows (in thousands):
For the years ending:

Remaining 2022	$6,248
2023	7,939
2024	7,377
2025	4,225
2026	2,297
Thereafter	4,617
Total	$32,703
Impairment Tests
We perform annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. No impairment was recorded during the three months ended March 31, 2022 and 2021.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Leases
We lease office space and certain colocation space under non-cancelable operating lease agreements. We are also party to agreements that have been determined to be short-term leases. We also leased certain equipment under finance lease arrangements that expired in November 2021.
Operating Leases
The following is a summary of our operating lease costs for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$274	$245
Short-term lease cost	29	13
Variable lease cost	4	23
Total operating lease costs	$307	$281
The following table presents information about leases on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$2,264	$2,497
Operating lease liabilities, current	$758	$798
Operating lease liabilities, noncurrent	$1,724	$1,891
At March 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 4.0 years and 6.40%, respectively. At December 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 4.0 years and 6.39%, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
There were no right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2022 and 2021.
Maturities of operating lease liabilities consisted of the following as of March 31, 2022 (in thousands):

For the years ending:
Remaining 2022	$627
2023	637
2024	565
2025	533
2026	375
Thereafter	27
Total future minimum lease payments	2,764
Less: Imputed interest	(282)
Total	$2,482

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Convertible Senior Notes
Convertible Senior Notes consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Principal amount of Convertible Senior Notes	$75,000	$75,000
Unamortized debt issuance costs	(1,838)	(2,032)
Net carrying amount	$73,162	$72,968
On February 9, 2021, Legacy Appgate issued $50.0 million in aggregate principal amount of convertible senior notes due 2024 (the “First Tranche”) to various funds managed by Magnetar Financial LLC (“Magnetar”). In connection with the closing of the Merger, Legacy Appgate issued an additional $25.0 million in aggregate principal balance in convertible notes to various funds managed by Magnetar (together with the First Tranche, the “Convertible Senior Notes”). The Convertible Senior Notes are subject to the terms and conditions of the note issuance agreement (the “Note Issuance Agreement”) among Legacy Appgate, Legacy Appgate’s wholly owned domestic subsidiaries, the holders of the Convertible Senior Notes (the “Noteholders”) and Magnetar, the representative of the Noteholders (in such capacity, the “Representative”), and the note purchase agreement among Legacy Appgate and the Noteholders (the “Note Purchase Agreement”). Capitalized terms not otherwise defined in this Note 10 have the meanings ascribed to them in the Note Issuance Agreement.
During 2021, we received net proceeds of $72.8 million from the issuance of the Convertible Senior Notes, after deducting fees and expenses of $2.2 million. We recorded these fees and expenses as debt issuance costs that will be amortized over the term of the Convertible Senior Notes.
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
Interest on the Convertible Senior Notes is payable either entirely in cash or entirely in kind (“PIK Interest”), or a combination of cash and PIK Interest at our discretion. The Convertible Senior Notes bear interest at the annual rate of 5% with respect to interest payments made in cash and 5.50% with respect to PIK Interest, with interest payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2021. Additional notes (“PIK Notes”) to be issued for PIK Interest will have the same terms and conditions as the Convertible Senior Notes. The Note Issuance Agreement includes certain affirmative and financial covenants we are required to satisfy (as further described below). We were in compliance with all covenants as of March 31, 2022 and expect to remain in compliance with such covenants for at least the next 12 months.

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Amendment to Note Purchase Agreement and Note Issuance Agreement and Waiver to Note Purchase Agreement and Registration Rights Agreement
As of February 9, 2022, the Company, Legacy Appgate, the Noteholders and the Representative entered into an Amendment to Note Purchase Agreement and Note Issuance Agreement and Waiver to Note Purchase Agreement and Registration Rights Agreement (the “Amendment and Waiver”).
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

During the three months ended March 31, 2022 and 2021, we recognized $1.1 million and $0.3 million, respectively, of interest expense on the Convertible Senior Notes, including $0.2 million of amortization of debt issuance costs for the three months ended March 31, 2022. Amortization of debt issuance costs was insignificant for the three months ended March 31, 2021.
Other key terms of the Convertible Senior Notes, as of March 31, 2022, follow:
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

Conversion upon Change of Control. If Legacy Appgate undergoes a Change of Control other than the Merger prior to maturity, each holder of Convertible Senior Notes shall have the option to convert all or any portion of such Convertible Senior Notes into Legacy Appgate common stock or, following entry into the Supplemental Agreement (as defined above), our common stock, subject to and in accordance with the terms of the Note Issuance Agreement, including the applicable conversion rate thereunder.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Embedded Derivative Liability

The Convertible Senior Notes contain (i) call options to be settled in cash upon the occurrence of a Change of Control (other than the Merger), (ii) put options to be settled in cash contingent upon the occurrence of a Fundamental Change after a Public Company Event or a Change of Control (other than the Merger) and (iii) a default interest rate increase of 3% applicable upon the occurrence of an event of default. Appgate evaluated these embedded redemption features under the guidance of ASC 815 and determined that a redemption feature contained a substantial premium requiring bifurcation at fair value. However, management determined the probability of a Change of Control to be remote and as such the fair value of the embedded redemption feature has been estimated to be zero. Management also evaluated the contingent interest feature and determined the likelihood of payment to be remote. Accordingly, the fair value of the contingent interest feature was also estimated to be zero. Lastly, management evaluated the embedded conversion feature, and determined that following the closing of the Merger, this embedded feature meets the net settlement criterion under ASC 815-15-25. Consequently, the automatic conversion meets the criteria under ASC 815-15-25-1(c). For an embedded feature to be bifurcated, it must meet all three criteria in ASC 815-15-25-1. Therefore, this embedded feature requires bifurcation. Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of the Noteholders to receive 10,982,805 shares of our common stock upon conversion of the Convertible Senior Notes at any time (the “conversion feature”). The embedded derivative liability is presented as a non-current liability in our consolidated balance sheet and is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of our consolidated statements of operations. We will continue to adjust the embedded derivative liability for changes in fair value until the underlying conversion feature is exercised, redeemed, cancelled or expires.
As of March 31, 2022 and December 31, 2021, the carrying amount of this embedded derivative included in our condensed consolidated balance sheets was $124.6 million and $78.5 million, respectively. The fair value of this derivative is estimated using Level 3 inputs in the fair value hierarchy on a recurring basis. Refer to Note 6 – Financial Instruments and Fair Value Measurements. Based on the estimated value of the derivative at March 31, 2022, if the Noteholders were to exercise the conversion feature, they would receive approximately $49.6 million in excess over the aggregate principal amount on the Convertible Senior Notes.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Commitments and Contingencies
Letters of Credit
As of March 31, 2022 and December 31, 2021, we had $1.5 million in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee a subsidiary’s performance under contracts with customers. As of March 31, 2022, no amounts had been drawn on any of these irrevocable stand-by letters of credit.
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services, such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of March 31, 2022 and December 31, 2021, we had outstanding non-cancelable purchase obligations with terms of 12 months or longer aggregating $2.2 million and $2.7 million, respectively.
Legal Contingencies
We may be subject to legal proceedings and litigation arising from time to time. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. We periodically evaluate developments in our legal matters that could affect the amount of liability that we accrue, if any, and adjust, as appropriate. Until the final resolution of any such matter for which we may be required to record a liability, there may be a loss exposure in excess of the liability recorded and such amount could be significant. We expense legal fees as incurred. As of March 31, 2022 and December 31, 2021, the Company was not a party to, and the Company is not currently party to, any litigation that would have a material adverse effect on the Company’s consolidated financial statements.
Note 12. Profit Interest Units of SIS Holdings LP
SIS Holdings adopted the SIS Holdings LP Class B Unit Plan (the “SIS Holdings Plan”) in May 2017. All outstanding awards, including, but not limited to, awards to employees of Appgate (or a subsidiary thereof), under the SIS Holdings Plan were issued in 2017, 2018 and 2019. Equity-based compensation costs totaled $0.1 million and $1.0 million for three months ended March 31, 2022 and 2021, respectively. These amounts are included in the following captions in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of revenue	$62	$131
Sales and marketing	81	567
Research and development	—	111
General and administrative	—	201
Total	$143	$1,010
No related income tax benefit was recognized as of March 31, 2022 or December 31, 2021.
As of March 31, 2022, total equity-based compensation costs related to 389 unvested Class B units not yet recognized totaled $0.3 million, which is expected to be recognized over a weighted-average period of 0.93 years.
Effective July 29, 2021, the SIS Holdings Plan was amended to the extent required such that any distribution by SIS Holdings to its equity holders that is attributable to amounts received by SIS Holdings in respect of its equity interests in Cyxtera or Legacy Appgate, in each case upon the consummation of the transactions contemplated by Cyxtera’s merger with Starboard Value Acquisition Corp. in July 2021 (the “Cyxtera Transaction” and, together with the Merger, the “Transactions”) or the agreement and plan of reorganization, dated February 8, 2021 entered into by and among Newtown Lane, Merger Sub and Legacy Appgate, respectively, shall be deemed to have been made at an amount equal to the value of the Cyxtera common stock or Legacy Appgate common stock, as applicable, in each such Transaction.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. 401(k) Savings Plan
Effective January 1, 2021, Legacy Appgate’s employees became eligible to participate in the Appgate Cybersecurity, Inc. 401(k) Savings Plan (the “401(k) Plan”), a defined contribution benefit plan sponsored by Legacy Appgate. Under the 401(k) Plan, the Company (or a subsidiary thereof) makes matching contributions equal to 100% of an employee’s salary deferral that does not exceed 1% of the employee’s compensation plus 50% of the salary deferral between 1% and 6% of the employee’s compensation.
During the three months ended March 31, 2022 and 2021, we made matching contributions to the 401(k) Plan of $0.5 million and $0.4 million, respectively. These amounts are included in the following captions in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of revenue	$87	$76
Sales and marketing	224	130
Research and development	155	103
General and administrative	58	44
Total	$524	$353
Note 14. Income Taxes
Effective tax rates for interim periods are based upon the Company’s estimate of the annual effective tax rate. Effective tax rates vary based upon an estimate of taxable earnings and on the mix of taxable earnings in the various states and countries in which we operate. Changes in the annual allocation and apportionment of the Company’s activity amongst these jurisdictions result in changes to the effective rate.
The income tax expense of continuing operations for the three months ended March 31, 2022 was $0.2 million. The income tax expense on the pre-tax loss for the three months ended March 31, 2022 was different than the amount expected at the statutory federal income tax rate primarily due to changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, state taxes, and foreign withholding taxes. The Company has determined that the tax effects of the change in the fair value of its embedded derivative liability cannot reliably be estimated. Accordingly, the discrete-period computation method has been used and the annual effective tax rate may change significantly once included.
The income tax expense of continuing operations for the three months ended March 31, 2021 was $0.3 million. The income tax expense on the pre-tax loss for the three months ended March 31, 2021 was different than the amount expected at the statutory federal income tax rate primarily due to foreign withholding taxes.
Note 15. Segment and Geographic Information
Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that we operate as one operating and reportable segment.
Refer to Note 5 – Revenue, for information on revenue by geography.
Note 16. Related Party Transactions
Revolving Credit Facility Commitment Letter with SIS Holdings
On March 29, 2022, Legacy Appgate and SIS Holdings, our controlling stockholder, owning approximately 89% of our issued and outstanding common stock, entered into a commitment letter, pursuant to which SIS Holdings agreed to

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

provide to Legacy Appgate, subject to the satisfaction of the terms and conditions contained therein, a subordinated revolving credit facility in an aggregate principal amount of $50.0 million. As defined and described in Note 17, we entered into the Revolving Credit Agreement on April 26, 2022.

Commercial Related Person Transactions with Cyxtera
As of and for the three months ended March 31, 2022, three members of our Board of Directors also served on the board of directors of Cyxtera and, as of March 23, 2022, SIS Holdings owned approximately 61.5% of Cyxtera’s outstanding common stock. Our most significant related party relationships and transactions are with Cyxtera, the Management Company, SIS Holdings and certain of the equity owners of SIS Holdings. Those relationships and transactions are described in Note 3. In addition, Legacy Appgate maintains a number of ordinary course commercial relationships, both as a customer and service provider, with Cyxtera.
For instance, for the three months ended March 31, 2022 and 2021, Cyxtera purchased certain cybersecurity products and services from Legacy Appgate, including licenses for Legacy Appgate cybersecurity software and training. During the three months ended March 31, 2022 and 2021, the revenue recognized by Legacy Appgate from these licenses was insignificant. There were no open receivables from Cyxtera (and/or its subsidiaries) as of March 31, 2022 and December 31, 2021.
During the three months ended March 31, 2022 and 2021, Cyxtera provided Legacy Appgate certain data center co-location and CXD services. During each of the three months ended March 31, 2022 and 2021, Cyxtera charged Legacy Appgate $0.1 million for those services. As of March 31, 2022 and December 31, 2021, Legacy Appgate had payables to Cyxtera (and/or its subsidiaries) for $0.1 million and $0.2 million, respectively, under these agreements.
Transactions with Director Affiliated Companies

As of and for the three months ended March 31, 2022, two members of our Board of Directors were also members of the board of directors of Chewy, Inc. (“Chewy”), an American online retailer of pet food and other pet-related products, and PetSmart, Inc. (“PetSmart”). During the three months ended March 31, 2022, Legacy Appgate recognized $0.1 million as revenue from its contracts with Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) (amount was insignificant for the three months ended March 31, 2021). There were no open receivables from Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) as of March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022, Legacy Appgate charged PetSmart $0.1 million and recognized revenue in the same amount from its contract with PetSmart. Legacy Appgate had a receivable for the same amount as of March 31, 2022. The agreement with PetSmart was executed in 2022, and as such, no charges or revenue were recognized under such agreement in prior periods.
Other Related Party Transactions

CenturyLink Communications, LLC (“CenturyLink”), an approximate 10.4% owner of SIS Holdings and, as a result, an indirect beneficial owner of the Company, is a reseller of certain of our products and services. During the three months ended March 31, 2022 and 2021, Legacy Appgate charged CenturyLink $0.1 million and $0.2 million, respectively, under contracts for certain cybersecurity products provided by Legacy Appgate to CenturyLink for resale by CenturyLink to end users. During the three months ended March 31, 2022 and 2021, Legacy Appgate recognized $0.3 million and $0.1 million, respectively, as revenue from these contracts. As of March 31, 2022 and December 31, 2021, we had receivables from CenturyLink for $0.1 million and $0.3 million, respectively, under these agreements.
Note 17. Subsequent Events
Appgate, Inc. 2021 Incentive Compensation Plan
As of May 9, 2022, there were 5,720,413 restricted stock units (“RSUs”) and 62,531 phantom stock units (“PSUs”) issued and outstanding to participants under the Appgate, Inc. 2021 Incentive Compensation Plan, which are subject to certain vesting criteria. As of May 9, 2022, none of the RSUs and PSUs have vested.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Revolving Credit Agreement
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). This indebtedness is contractually subordinated to the Convertible Senior Notes and matures on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more or (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest will accrue on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement is subject to customary terms, covenants and conditions. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. On April 29, 2022, we borrowed $5.0 million under the Revolving Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with (a) our unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, “Financial Statements” of this Quarterly Report and (b) Part I, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes in our 2021 Annual Report. As discussed in the section above titled “Cautionary Statement Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and included under Part I, Item 1A in our 2021 Annual Report.

We operate on a calendar year basis. Capitalized terms used in this section and not defined herein have the respective meanings given to such terms elsewhere in this Quarterly Report. Numbers and percentages presented throughout this discussion and analysis may not always add up to equivalent totals and/or to 100% due to rounding.
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

We sell our solutions primarily through a recurring revenue license model or subscription, and we employ a ‘land and expand’ strategy to generate incremental revenue through the addition of new users and the sale of additional products. Our annual recurring revenue (“ARR”) was $30.8 million and $24.2 million at March 31, 2022 and 2021, respectively. We believe the success of our strategy is validated by our strong dollar-based net retention rates, which describe our ability to retain and grow the ARR generated from our existing subscription customers. Our dollar-based net retention rates were 106% at each of March 31, 2022 and 2021. Our number of customers generating over $100,000 ARR increased 47% from March 31, 2021 to March 31, 2022, driven by elevated C-suite and board level dialogue and customer prioritization of a Zero Trust posture. See “— Key Business Metrics” for additional information regarding ARR and dollar-based net retention rate.

Our revenue increased from $10.1 million for the three months ended March 31, 2021 to $11.4 million for the three months ended March 31, 2022, an increase of 13%. We continue to invest in growing our business and, as a result, we incurred net losses from continuing operations before income taxes of $64.4 million and $9.9 million for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively.

Factors Affecting Our Business

Merger with Newtown Lane

On October 12, 2021, Legacy Appgate successfully completed its merger with a direct, wholly owned subsidiary of Newtown Lane. Upon closing of the Merger, Newtown Lane changed its name to Appgate, Inc., and our common stock is now quoted on the OTC Markets under the symbol “APGT.” The Merger has been accounted for as a reverse capitalization, and the historical financial statements contained in this Quarterly Report are those of: (1) except for the equity, which was retroactively restated following applicable accounting guidance, Legacy Appgate with respect to all periods prior to consummation of the Merger, and (2) those of us, inclusive of Newtown Lane for the period subsequent to the Merger. We incurred $0.3 million in transaction costs during the three months ended March 31, 2021 in connection with the Merger.

Risks and Uncertainties due to COVID-19
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered in 2022. Much uncertainty still surrounds the pandemic, including new variants of COVID-19, its duration and ultimate overall impact on our operations. Management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2021 and the three months ended March 31, 2022, management took measures during such periods to minimize the risks from the pandemic. Those measures were aimed at safeguarding the Company, and the health, safety and well-being of our employees and customers.

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

Formation and Cyxtera Spin-Off

Prior to December 31, 2019, Legacy Appgate was wholly owned by Cyxtera. On December 31, 2019, Cyxtera consummated several transactions (the “Cyxtera Spin-Off”), following which Legacy Appgate became a stand-alone entity. The transactions separated Cyxtera’s data center business from Legacy Appgate’s cybersecurity business. Upon consummation of the Cyxtera Spin-Off, Legacy Appgate and Cyxtera Management, Inc., a wholly-owned subsidiary of Cyxtera (the “Management Company”), entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which the Management Company provided certain transition services to Legacy Appgate and Legacy Appgate provided certain transition services to the Management Company. The term under the Transition Services Agreement commenced on January 1, 2020 and ended on June 30, 2021. Substantially all of the obligations under the Transition Services Agreement ceased on December 31, 2020.
During the three months ended March 31, 2021, the Management Company charged Legacy Appgate $0.1 million for services rendered under the Transition Services Agreement. Such costs are included in general and administrative expenses in the condensed consolidated statement of operations.

During the three months ended March 31, 2021, Legacy Appgate charged the Management Company $0.1 million of fees for services provided to the Management Company and its affiliates by Legacy Appgate under the Transition Services Agreement. Income for these services is included in other expenses, net in the condensed consolidated statement of operations.

On February 8, 2021, Legacy Appgate made a payment of $1.0 million to Cyxtera as settlement in full of trade balances with Cyxtera and its subsidiaries and other amounts due to / from under the Intercompany Master Services Agreement and the Transition Services Agreement, which trade balances and other amounts totaled $2.6 million. Because the Management Company was an affiliate under common control with Legacy Appgate at the time of repayment, the settlement of these amounts was recognized as a capital contribution of $1.6 million.

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
During the three months ended March 31, 2021, we recognized $0.5 million of interest expense on the Promissory Notes.

On February 8, 2021, Legacy Appgate repaid Cyxtera $20.6 million, representing the entirety of the then outstanding principal and interest under the Promissory Note issued to Cyxtera, and Legacy Appgate made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note issued to the Management Company. On that same date, the Management Company issued Legacy Appgate a payoff letter, extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control with Legacy Appgate at the time of repayment, Legacy Appgate accounted for the note extinguishment of $34.6 million as a capital contribution in the three months ended March 31, 2021.

Sale of Brainspace

On September 30, 2020, Legacy Appgate adopted a plan for the sale of Brainspace Corporation (“Brainspace”), a formerly wholly owned subsidiary of Legacy Appgate, which met the criteria for discontinued operations under ASC Topic 205-20, Presentation of Financial Statements — Discontinued Operations — see Note 4 to our condensed consolidated financial statements for discontinued operations disclosures included in Part I, Item 1 of this Quarterly Report - “Financial Statements”. On January 20, 2021, Legacy Appgate completed the sale of 100% of the outstanding equity interests of Brainspace for $125.0 million. We recorded a gain on the sale of Brainspace of $58.8 million. We have classified the results of Brainspace as discontinued operations in our condensed consolidated statements of operations for all periods presented. Unless otherwise stated, all discussion of Legacy Appgate’s results of operations included in this discussion and analysis focus on continuing operations and exclude the discontinued Brainspace operations.
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

The table below sets forth our ARR as of the end of the periods indicated below (in thousands):

	Three Months Ended
	March 31,
	2022	2021
ARR	$30,824	$24,205
Change $	$6,619
Change %	27%
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
The below table sets forth our total customers and customers with ARR above $100,000 as of the end of the periods indicated below:

	March 31,
	2022	2021
Total customers	596	619
Customers with ARR above $100,000	69	47
We stopped offering our Compliance Sheriff product which accounted for less than 5% of our total revenue for 2021. Total Compliance Sheriff-only customers included in our total customer count as of March 31, 2021 above was 65. As a result, our increase in customer count from March 31, 2021 to March 31, 2022 reflected in this Quarterly Report is not indicative of our customer growth given our one-time voluntary sunsetting of our Compliance Sheriff product and its respective customers.
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
Our dollar-based net retention rate was 106% at each of March 31, 2022 and 2021.

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

Subscription revenue represented approximately 81% and 69% of our revenue for the three months ended March 31, 2022 and 2021, respectively. We expect that a majority of our revenue will continue to be from subscriptions for the foreseeable future, and we expect that subscription revenue as a percentage of total revenue will increase over time. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

For the three months ended March 31, 2022 and 2021, approximately 1% and 13%, respectively, of our revenue was from perpetual licenses.

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

For each of the three months ended March 31, 2022 and 2021, approximately 18% of our revenue was from services and other.

Concentrations. The following table summarizes revenue (in thousands) by country and main geography in which we operate, which are the United States and Canada (“US&C”), Latin America (“LATAM”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”), based on the billing address of customers (including, for the avoidance of doubt, resellers and managed service providers) who have contracted with us. As with our aggregate revenues, as described above, within each geography described below we expect that subscription revenue as a percentage of total revenue in each such geography will increase over time. While there may be shifts in individual countries representing 10% or more of our total revenue from time to time, we expect that we will continue to derive the vast majority of our revenue from the United States, which is our country of domicile. We do not currently anticipate significant shifts in revenues by main geography.

	Three Months Ended
	March 31,
	2022	2021
Revenues by country (a):
United States	$6,207	$3,866
Colombia	1,627	1,352
Canada	845	1,037
Ecuador	570	1,463
Other	2,129	2,352
Total	$11,378	$10,070
Revenues by main geography:
US&C	$7,052	$4,903
LATAM	3,157	4,279
EMEA	653	530
APAC	516	358
Total	$11,378	$10,070
(a) Only the United States, Colombia, Canada and Ecuador represented 10% or more of our total revenue in either period presented.

No single customer (including, for the avoidance of doubt, resellers and managed service providers) accounted for 10% or more of our total revenue in either period presented.
Cost of Revenue
Cost of revenue consists primarily of employee compensation costs for employees associated with supporting our licensing arrangements and service arrangements, certain third-party expenses and the amortization of developed technology assets. Employee compensation and related costs include cash compensation and benefits to employees, equity-based compensation, costs of third-party contractors and associated overhead costs. Third-party expenses consist of cloud infrastructure costs, other expenses directly associated with our customer support, including, in limited instances, equipment purchased for resale. We expect cost of revenue to increase in absolute dollars.
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, equity-based compensation expense, marketing and channel programs, travel and entertainment expenses, expenses for conferences and events and allocated overhead costs. We capitalize our sales commissions and associated payroll taxes and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of cost previously deferred as attributable to each period presented in our consolidated financial statements, as described in Note 1 — Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report - “Financial Statements”. Advertising expenses are charged to sales and marketing expense in the condensed consolidated statements of operations as incurred.

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
Research and Development
Research and development costs to develop software to be sold, leased or marketed are expensed as incurred up to the point of technological feasibility for the related software product. We have not capitalized development costs for software to be sold, leased or marketed to date, as the software development process is essentially completed concurrent with the establishment of technological feasibility. As such, these costs are expensed as incurred and recognized in research and development costs in the condensed consolidated statements of operations.

Software developed for internal use, with no substantive plans to market such software at the time of development, is capitalized and included in property and equipment, net in the condensed consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized.

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

Transaction Costs
In connection with the Merger, we incurred transaction costs of $0.3 million in the three months ended March 31, 2021.

Depreciation and Amortization
Acquired intangible assets consist of identifiable intangible assets, including trademarks and tradenames and customer relationships resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense for trademarks and tradenames and customer relationships is recorded primarily within depreciation and amortization in the condensed consolidated statements of operations.

Loss on Abandonment of Assets
We stopped offering our Compliance Sheriff product and, as a result, recorded a loss on abandonment of the related intangible assets of $1.7 million in the three months ended March 31, 2022.

Change in Fair Value of Embedded Derivative Liability

We have recognized an embedded derivative liability associated to the Convertible Senior Notes (as defined below). The embedded derivative is recognized at fair value and is subsequently remeasured at its estimated fair value on a recurring basis at the end of each reporting period, with changes in estimated fair value recognized as change in fair value of embedded derivative liability in our condensed consolidated statements of operations.

Interest Expense

Interest expense consists primarily of interest incurred on our obligations under the Convertible Senior Notes and, through February 8, 2021, obligations of Legacy Appgate under the Promissory Notes. See “—Promissory Notes” above and “—Liquidity and Capital Resources” below.
Income Tax
Through December 31, 2019, the operations of Legacy Appgate were included in the consolidated U.S. federal, state, local and foreign income tax returns filed by Cyxtera, where applicable.

Our income taxes, as presented in the condensed consolidated financial statements, may not be indicative of the income taxes we will generate in the future. In jurisdictions where Legacy Appgate was included in the tax returns filed by Cyxtera, any income taxes payable/receivable resulting from the related income tax provisions have been reflected in the balance sheets of each separate entity’s provision.

Benefit (provision) for income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented (in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements”.

	Three Months Ended
	March 31,
	2022	2021	Variance %
Revenue	$11,378	$10,070	13%
Cost of revenue, exclusive of amortization shown below	4,498	3,578	26%
Amortization expense	954	1,131	16%
Total cost of revenue	5,452	4,709	16%
Gross profit	5,926	5,361	11%
Operating expenses:
Sales and marketing	11,698	7,114	64%
Research and development	3,334	2,197	52%
General and administrative	4,857	3,342	45%
Transaction costs	—	330	nm
Depreciation and amortization	1,369	1,341	2%
Loss on abandonment of assets	1,658	—	nm
Total operating expenses	22,916	14,324	60%
Loss from continuing operations	(16,990)	(8,963)	90%
Change in fair value of embedded derivative liability	(46,143)	—	nm
Interest expense, net	(1,131)	(833)	36%
Other expenses, net	(104)	(126)	17%
Loss from continuing operations before income taxes	(64,368)	(9,922)	549%
Income tax expense of continuing operations	(226)	(267)	15%
Net loss from continuing operations	(64,594)	(10,189)	534%
Net income from discontinued operations, net of tax	—	59,866	nm
Net (loss) income	$(64,594)	$49,677	230%
nm = not meaningful
Revenue
Revenue from continuing operations were as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Variance %
Subscription revenue	$9,164	$6,902	33%
Perpetual licenses	156	1,313	88%
Services and other	2,058	1,855	11%
Total	$11,378	$10,070	13%
Revenue increased by $1.3 million, or 13%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The overall increase in revenue was primarily attributable to an overall increase in subscription term-based licenses as further explained below, partially offset by a decrease in perpetual licenses.

Subscription revenue accounted for 81% and 69% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Subscription revenue increased $2.3 million, or 33%, in the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. This increase in subscription revenue was driven by $1.7 million in revenue from sales to new customers and $0.6 million in revenue from sales to existing customers. Approximately $1.3 million, or 78%, of the revenue from new customers was from multi-year subscription term-based licenses, with the remaining $0.4 million, or 22%, from one-year subscription term-based licenses. In turn, approximately $1.1 million of the revenue from existing customers was from one-year subscription term-based licenses, partially offset by a decrease of $0.5 million from multi-year subscription term-based licenses. Our net-dollar retention rate was 106% at March 31, 2022, flat from March 31, 2021.

Perpetual licenses revenue accounted for 1% and 13% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Perpetual licenses revenue decreased $1.2 million, or 88%, in the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. This decrease in perpetual license revenue was driven by sale and deployment of perpetual licenses in the three months ended March 31, 2021, for which only maintenance and support is recognized in the three months ended March 31, 2022.

Services and other revenue accounted for 18% of our total revenue for each of the three months ended March 31, 2022 and 2021. Services and other revenue increased $0.2 million, or 11%, for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. This increase in services and other revenue was primarily the result of an overall increase in service hours billed to customers during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021.
Cost of Revenue

Total cost of revenue from continuing operations increased by $0.7 million, or 16%, during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The increase in total cost of revenue was primarily due to an increase of $0.9 million in other cost of revenue, partially offset by a decrease of $0.2 million in amortization of developed technology. The increase in other cost of revenue was primarily as a result of an increase in personnel costs from higher headcount, and to a lesser extent from an increase in subscription and hosting costs and contracted services. Operations headcount increased by 18 positions from 138 for the three months ended March 31, 2021 to 156 for the three months ended March 31, 2022. The decrease in amortization of developed technology is related to the abandonment of the Compliance Sheriff related developed technology in 2022.
Gross Profit
Gross profit totaled $5.9 million for the three months ended March 31, 2022, an increase of $0.6 million, or 11%, as compared to the three months ended March 31, 2021. This increase was the result of the factors described above under “Revenue” and “Cost of Revenue”.
Operating Expenses
Total operating expenses from continuing operations increased by $8.6 million, or 60%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The factors that contributed to the increase in operating expenses are detailed below.
Sales and marketing expenses increased by $4.6 million, or 64%, for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. This increase was primarily the result of an increase in personnel costs from higher headcount on both the sales and marketing teams, and to a lesser extent, higher investment in marketing and advertising costs since completion of the Merger. Sales and marketing headcount increased by 67 positions from 122 for the three months ended March 31, 2021 to 189 for the three months ended March 31, 2022.
Research and development expenses increased $1.1 million, or 52%, for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, as a result of an increase in personnel costs from higher headcount. Research and development headcount increased by 26 positions from 107 for the three months ended March 31, 2021 to 133 for the three months ended March 31, 2022.
General and administrative expenses increased by $1.5 million, or 45%, for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The increase in general and administrative expenses was the result of an increase of approximately $0.8 million in personnel costs from higher headcount in 2022, higher insurance costs of approximately $0.7 million related to our new D&O insurance policy following completion of the Merger, and higher bad debt of approximately $0.2 million. General and administrative headcount increased by 23 positions from 58 for the three months ended March 31, 2021 to 81 for the three months ended March 31, 2022. These increases were partially offset by lower professional fees of approximately $0.4 million.
Transaction costs recognized in connection with the Merger totaled $0.3 million in the three months ended March 31, 2021.
Depreciation and Amortization
Depreciation and amortization expense remained flat for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. While there was an increase in depreciation and amortization primarily due to depreciation and amortization on purchases of property and equipment during 2021, we had lower amortization on intangibles following the abandonment of the Compliance Sheriff related intangibles in 2022.
Loss on Abandonment of Assets
We stopped offering our Compliance Sheriff product and, as a result, recorded a loss on abandonment of the related intangible assets of $1.7 million in the three months ended March 31, 2022.

Change in Fair Value of Embedded Derivative Liability
For the three months ended March 31, 2022, we recognized a loss of $46.1 million in connection with the embedded derivative associated with the conversion feature under the Convertible Senior Notes.

Interest Expense, Net
Interest expense, net increased by $0.3 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The increase in interest expense, net was primarily attributable to the change in the mix of our debt during 2021. As described above, the Promissory Notes were repaid in part with the balance extinguished, in each case on February 8, 2021. On February 9, 2021, Legacy Appgate issued $50.0 million aggregate principal amount of 5.00% convertible senior notes due 2024 (the “Initial Convertible Senior Notes”), which are described below, and in connection with the closing of the Merger on October 12, 2021, issued an additional $25.0 million aggregate principal amount of convertible senior notes due 2024 (the “Additional Convertible Senior Notes” and, together with the Initial Convertible Senior Notes, the “Convertible Senior Notes”).
Other Expenses, Net
Other expenses, net were $0.1 million for each of the three months ended March 31, 2022 and 2021.
Income Tax Expense
Our effective tax rate for the three months ended March 31, 2022 and 2021 was 0.4% and 2.7%, respectively. The effective tax rate for the three months ended March 31, 2022 differs from the U.S. Federal income tax rate of 21% primarily due to changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, state taxes, and foreign withholding taxes. The effective tax rate for the three months ended March 31, 2021 differs from the U.S. Federal income tax rate of 21% primarily due to foreign withholding taxes.
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
A reconciliation of our non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
GAAP revenue	$11,378	$10,070
GAAP gross profit	5,926	5,361
Add: amortization expense	954	1,131
Add: equity-based compensation	62	131
Non-GAAP gross profit	$6,942	$6,623
GAAP gross margin	52%	53%
Non-GAAP gross margin	61%	66%

Non-GAAP Loss from Operations and Non-GAAP Operating Margin
We define non-GAAP loss from operations as GAAP loss from continuing operations excluding amortization expense of acquired intangible assets, loss on abandonment of assets, non-cash equity-based compensation expense, and transaction costs. We define non-GAAP operating margin as non-GAAP loss from continuing operations as a percentage of revenue.
A reconciliation of our non-GAAP loss from operations and non-GAAP operating margin to loss from continuing operations and operating margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
GAAP revenue	$11,378	$10,070
GAAP loss from continuing operations	$(16,990)	$(8,963)
Add: amortization expense	2,098	2,299
Add: Loss on abandonment of assets	1,658	—
Add: equity-based compensation	143	1,010
Add: transaction costs	—	330
Non-GAAP loss from operations	$(13,091)	$(5,324)
GAAP operating margin	(149)%	(89)%
Non-GAAP operating margin	(115)%	(53)%

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

	Three Months Ended
	March 31,
	2022	2021
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	$(14,301)	$(15,352)
Less:
Purchases of property and equipment	(417)	(111)
Repayment of finance leases	—	(6)
Free cash flow	$(14,718)	$(15,469)
As a percentage of revenue:
GAAP revenue	$11,378	$10,070
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(126)%	(152)%
Less:
Purchases of property and equipment	(4)%	(1)%
Repayment of finance leases	—%	—%
Free cash flow	(129)%	(154)%
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $11.3 million. Historically, Legacy Appgate’s principal source of liquidity was borrowing availability under the Promissory Notes and cash generated from Legacy Appgate’s operations. As discussed above, on February 8, 2021, Legacy Appgate repaid Cyxtera the full amount of the Promissory Note issued to Cyxtera and made a partial repayment on the then accumulated principal and interest under the Promissory Note issued to the Management Company. On that same date, the Management Company issued a payoff letter to Legacy Appgate extinguishing the balance remaining unpaid of $34.6 million following such repayment. The payoff letter resulted in the full settlement and extinguishment of the Promissory Note held by the Management Company.

We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future. Currently, our principal sources of liquidity are the proceeds from the issuance of the Convertible Senior Notes and cash generated from our operations, which have enabled us to make continued investments to support the growth of our business. We expect that proceeds from the Convertible Senior Notes and cash generated from our operations, as well as our borrowing capacity under the Revolving Credit Facility (as defined below), will provide sufficient cash to fund working capital and capital expenditures for at least the next 12 months. We may also issue up to an additional $25.0 million in aggregate principal amount of Convertible Senior Notes at the election of the holders of the Convertible Senior Notes, subject to our consent, in one or more closings, which may occur on or prior to the earlier of (i) seventy-five (75) days after the Company closes a registered offering of equity securities in an aggregate amount of no less than $40.0 million and (ii) October 31, 2022; however, we cannot provide any assurance that the holders of the Convertible Senior Notes will elect to effect any such closings, or that we will consent to any such election.

We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the long-term, we may be required to obtain additional financing to fund our current planned operations, which may consist of, at Magnetar’s election and our consent, issuing the additional $25.0 million of Convertible Senior Notes, borrowings under the Revolving Credit Facility or an alternative financing arrangement, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed may have a negative impact on our financial condition and our ability to pursue our business strategy. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
Debt
As of March 31, 2022 and December 31, 2021, we had $75.0 million in aggregate principal amount of Convertible Senior Notes outstanding.
Convertible Senior Notes
On February 9, 2021, Legacy Appgate issued the Initial Convertible Senior Notes to various funds managed by Magnetar. In connection with the closing of the Merger, Legacy Appgate issued the Additional Convertible Senior Notes. The Convertible Senior Notes are subject to the terms and conditions of the Note Issuance Agreement and Note Purchase Agreement.
During 2021, we received net proceeds of $72.8 million from the issuance of the Convertible Senior Notes, after deducting fees and expenses of $2.2 million. We recorded these fees and expenses as debt issuance costs that will be amortized over the term of the Convertible Senior Notes.
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
Interest on the Convertible Senior Notes is payable either entirely in cash or entirely in kind (“PIK Interest”), or a combination of cash and PIK Interest at Appgate’s discretion. The Convertible Senior Notes bear interest at the annual rate of 5% with respect to interest payments made in cash and 5.50% with respect to PIK Interest, with interest payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2021. Additional notes (“PIK Notes”) issuable in respect of PIK Interest would have the same terms and conditions as the Convertible Senior Notes. The Note Issuance Agreement includes certain affirmative and financial covenants we are required to satisfy. We were in compliance with all covenants as of March 31, 2022 and expect to remain in compliance with such covenants for at least the next 12 months.
Promissory Notes
On March 31, 2019, Legacy Appgate issued the Promissory Notes to each of Cyxtera and the Management Company. As discussed above and in our condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report, “Financial Statements”, on February 8, 2021, Legacy Appgate repaid Cyxtera the full amount on the then outstanding principal and interest of $20.6 million under the Promissory Note issued to Cyxtera and made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note issued to the Management Company. On that same date, the Management Company issued a payoff letter to Legacy Appgate extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control with Legacy Appgate at the time of repayment, we recognized the note extinguishment of $34.6 million as a capital contribution in the three months ended March 31, 2021.

Revolving Credit Agreement
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). This indebtedness is contractually subordinated to the Convertible Senior Notes and matures, on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more or (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest will accrue on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement is subject to customary terms, covenants and conditions. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. On April 29, 2022, we borrowed $5.0 million under the Revolving Credit Facility.
Other Contractual Obligations and Commitments
In addition to our debt obligations under the Convertible Senior Notes, the Revolving Credit Facility, and lease obligations under several operating lease arrangements, Appgate has other contractual commitments. Refer to Note 9 — Leases and Note 10 — Convertible Senior Notes, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements” for additional information on maturities. Refer to Note 11 — Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements” for additional information regarding cash amounts committed under other contractual obligations.
Cash Flow
Cash Flows for the Three Months Ended March 31, 2022 and 2021. The following table sets forth our historical cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash, cash equivalents and restricted cash used in operating activities	$(14,301)	$(14,525)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	$(417)	$124,911
Net cash, cash equivalents and restricted cash used in financing activities of continuing operations	$—	$(69,826)
Operating Activities
Our largest source of operating cash is cash collections from customers for sales of licenses and services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

Net cash used in operating activities during the three months ended March 31, 2022 was $14.3 million, which resulted from a net loss of $64.6 million, adjusted for non-cash charges of $51.6 million and net cash outflow of $1.3 million from changes in assets and liabilities. Non-cash charges primarily consisted of a $46.1 million change in the fair value of our embedded derivative liability, $2.3 million of depreciation and amortization, $1.7 million of loss on abandonment of assets, $1.0 million of amortization of deferred contract acquisition costs, and $0.1 million in equity-based compensation. . The net cash outflow from changes in assets and liabilities was primarily due to increases in deferred contract acquisition costs and cash used in working capital. The main changes in working capital were increases in accounts receivable, accounts payable and accrued expenses.

Net cash used in operating activities during the three months ended March 31, 2021 was $14.5 million, which resulted from a net loss of $49.7 million, adjusted for the net income from discontinued operations, net of tax of $59.9 million, non-cash charges of $4.1 million, net cash outflow of $9.3 million from changes in assets and liabilities and $0.8 million net cash provided by operating activities of discontinued operations. Non-cash charges primarily consisted of $2.5 million of depreciation and amortization, $1.0 million in equity-based compensation, and $0.7 million of amortization of deferred contract acquisition costs. The net cash outflow from changes in assets and liabilities was primarily due to settlement of cash due to affiliates and changes in working capital combined with increases in contract assets and deferred contract acquisition costs. The main changes in working capital were lower accounts payable and accrued expenses and higher prepaid and other current assets.
Investing Activities
During the three months ended March 31, 2022, we used cash in our investing activities of $0.4 million as compared to cash provided by investing activities of $124.9 million during the three months ended March 31, 2021. The change in cash flows from investing activities during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 was primarily due to receipt of $125.0 million from the sale of Brainspace in January 2021.
Financing Activities
During the three months ended March 31, 2021, we used $69.8 million of cash in financing activities, primarily for the repayment of $119.6 million to Cyxtera and/or the Management Company in February 2021 as settlement and extinguishment of the Promissory Notes, net of gross proceeds of $50.0 million received from the issuance of the Convertible Senior Notes. We did not have any cash movement in financing activities during the three months ended March 31, 2022.
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see “Critical Accounting Estimates” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report.
Recent Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 1 of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements”.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of March 31, 2022, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Information in response to this Item is included in Note 11 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements” and is incorporated by reference into this Part II, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes to the risk factors described in the 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 5, 2022, Raymond Svider notified Appgate that he would resign from Appgate’s Board of Directors (the “Board”) effective May 10, 2022. Mr. Svider’s decision to resign from the Board was not the result of any disagreement with Appgate or any of its affiliates on any matter relating to Appgate’s operations, policies or practices. The Board wishes to thank Mr. Svider for his service on the Board and to Appgate.
Effective May 10, 2022, the Board increased the size of the Board from five (5) to six (6) directors and appointed Lisa Sibenac and Benjamin Phillips as directors on the Board. The Board determined that each of Ms. Sibenac and Mr. Phillips qualify as an “independent director” as defined under the rules of both the New York Stock Exchange and Nasdaq Stock Market. Ms. Sibenac was appointed as a Class III director, with her term expiring at Appgate’s annual meeting of stockholders to be held in 2024. Mr. Phillips was appointed as a Class I director, with his term expiring at Appgate’s annual meeting of stockholders to be held in 2022.
Ms. Sibenac currently serves as a Managing Director at BC Partners, a leading international investment firm that specializes in private equity, in Portfolio Operations. Before joining BC Partners in 2017, from 2012 to 2017, Ms. Sibenac served in management positions at Amazon, Inc., and, from 2003 to 2010, she served in technical and commercial leadership roles at Lockheed Martin Corporation. Ms. Sibenac currently serves on the board of Chewy Inc. (NYSE: CHWY), an online pet retailer company. Ms. Sibenac holds a Bachelor of Science degree in mechanical engineering from the University of Notre Dame and a Master of Business Administration degree from Harvard Business School.
Mr. Phillips currently serves as a Managing Director of BC Partners, a leading international investment firm that specializes in private equity, where he covers the Technology, Media and Telecommunications sector. Before joining BC Partners in 2018, Mr. Phillips served as a Principal of Hill Path Capital, an alternative asset manager investing in debt and equity of private and publicly traded companies, where he was a founding member in 2015. Mr. Phillips currently serves on the board of GardaWorld Security Corporation, a private security firm. Mr. Phillips holds a B.A. from Washington University in St. Louis and an MBA from Harvard Business School.
Neither Ms. Sibenac nor Mr. Phillips currently receive any compensation for their services as directors.
There is no arrangement or understanding between each of Ms. Sibenac or Mr. Phillips, on the one hand, and any other person, on the other hand, pursuant to which they were selected as a director. Neither Ms. Sibenac nor Mr. Phillips has any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1	Amendment to Note Purchase Agreement and Note Issuance Agreement and Waiver to Note Purchase Agreement and Registration Rights Agreement, dated as of February 9, 2022, by and among Appgate, Legacy Appgate, the holders of Convertible Senior Notes and Magnetar	8-K	10.7	2/15/2022
10.2	Commitment Letter, dated March 29, 2022, by and between SIS Holdings and Legacy Appgate	10-K	10.20	3/31/2022
31.1	Certification of Principal Executive Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer of Appgate, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File

*    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 11, 2022		Appgate, Inc.

	By:	/s/ Barry Field
Barry Field
Chief Executive Officer