Form 10-Q
period 2022-06-30
Appgate, Inc.
filed 2022-08-11
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of August 9, 2022, the registrant had 131,793,660 shares of its common stock outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Statements that do not relate strictly to historical or current facts are forward-looking and can be identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “should,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “seek,” “predict,” “potential,” “intend,” “plan,” “believe,” the negatives of such terms and other words of similar meaning. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report include statements regarding Appgate, Inc. (unless otherwise noted, including its consolidated subsidiaries, the “Company,” “Appgate,” “we,” or “our”) and its industry relating to matters such as anticipated future financial and operational performance, business prospects, the percentage of the Company’s future revenue derived from subscription term-based licenses compared to revenue from services, expected future increases in revenue and sales, including increasing the Company’s customer base and customers with annual recurring revenue above $100,000, sales to existing customers, revenue trends by geography, future gross profit, gross margin, operating losses and negative cash flows, planned investments in sales and marketing and increases in operating and general and administrative expenses, expectations regarding our annual recurring revenue and other key business metrics, expected future decreases in sales and marketing and general and administrative expenses as a percentage of revenue over time, and planned investments in research and development as a result of the Company’s expected growth, the expected cost of revenue over time, the expected future growth of the cybersecurity industry, the Company’s ability to innovate and add new functionality to existing products through research and development, the Company’s ability to continue as a going concern absent access to sources of liquidity, potential future investments in the Company by Magnetar Financial LLC (“Magnetar”) under the Convertible Senior Notes (as defined herein), the Company’s ability to remain in compliance with covenants under the Convertible Senior Notes and the Revolving Credit Agreement (as defined herein), strategy and plans and similar matters.

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
•our ability to continue as a going concern absent access to sources of liquidity;
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

PART I
Item 1. Financial Statements
Appgate, Inc.

Appgate, Inc.
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2022 and December 31, 2021
(in thousands, except share information)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,100	$25,990
Restricted cash	1,473	1,473
Accounts receivable, net of allowance of $211 and $163, respectively	6,712	6,848
Contract assets	1,561	1,639
Deferred contract acquisition costs, current	3,914	3,464
Prepaid and other current assets	3,583	6,196
Total current assets	26,343	45,610
Property and equipment, net	2,113	2,115
Operating lease right-of-use assets	2,106	2,497
Contract assets, noncurrent	12,972	11,800
Deferred contract acquisition costs, noncurrent	9,965	8,749
Goodwill	71,604	71,604
Intangible assets, net	30,605	36,459
Deferred income taxes	603	793
Other assets	447	147
Total assets	$156,758	$179,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,840	$4,483
Accrued expenses	11,852	12,232
Operating lease liabilities, current	714	798
Deferred revenue, current	6,264	4,813
Revolving credit facility	21,000	—
Total current liabilities	43,670	22,326
Deferred revenue, noncurrent	623	906
Operating lease liabilities, noncurrent	1,619	1,891
Convertible senior notes, net	73,360	72,968
Derivative liability	32,620	78,497
Total liabilities	151,892	176,588
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 270,000,000 shares authorized; 131,793,660 shares issued and outstanding at June 30, 2022 and December 31, 2021	132	132
Additional paid-in capital	509,810	509,586
Accumulated other comprehensive loss	(2,116)	(1,900)
Accumulated deficit	(502,960)	(504,632)
Total stockholders’ equity	4,866	3,186
Total liabilities and stockholders’ equity	$156,758	$179,774
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Revenue	$11,512	$9,886	$22,890	$19,956
Cost of revenue, exclusive of amortization shown below	5,294	4,169	9,792	7,747
Amortization expense	954	1,131	1,908	2,262
Total cost of revenue	6,248	5,300	11,700	10,009
Gross profit	5,264	4,586	11,190	9,947
Operating expenses:
Sales and marketing	15,143	9,166	26,841	16,280
Research and development	4,100	2,723	7,434	4,920
General and administrative	5,976	4,599	10,833	7,941
Transaction costs	2,059	43	2,059	373
Depreciation and amortization	1,377	1,352	2,746	2,693
Loss on abandonment of assets	—	—	1,658	—
Total operating expenses	28,655	17,883	51,571	32,207
Loss from continuing operations	(23,391)	(13,297)	(40,381)	(22,260)
Change in fair value of embedded derivative liability	92,020	—	45,877	—
Interest expense, net	(1,343)	(643)	(2,474)	(1,476)
Other expenses, net	(276)	(93)	(380)	(219)
Income (loss) from continuing operations before income taxes	67,010	(14,033)	2,642	(23,955)
Income tax expense of continuing operations	(744)	(592)	(970)	(1,005)
Net income (loss) from continuing operations	66,266	(14,625)	1,672	(24,960)
Net income from discontinued operations, net of tax	—	—	—	60,012
Net income (loss)	$66,266	$(14,625)	$1,672	$35,052

Income (loss) per share:
Net income (loss) from continuing operations per share of common stock - basic	$0.50	$(1.00)	$0.01	$(1.76)
Net loss from continuing operations per share of common stock - diluted	$(0.18)	$(1.00)	$(0.31)	$(1.76)
Net income from discontinued operations per share of common stock - basic	$—	$—	$—	$4.22
Net income from discontinued operations per share of common stock - diluted	$—	$—	$—	$4.22
Weighted-average shares used in computation:
Basic	131,793,660	14,643,740	131,793,660	14,207,989
Diluted	142,776,465	14,643,740	142,776,465	14,207,989
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$66,266	$(14,625)	$1,672	$35,052
Other comprehensive loss:
Change in foreign currency translation	(434)	(482)	(218)	(244)
Other comprehensive loss	(434)	(482)	(218)	(244)
Comprehensive income (loss)	$65,832	$(15,107)	$1,454	$34,808
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except share information)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	131,793,660	$132	$509,586	$(1,900)	$(504,632)	$3,186
Equity-based compensation	—	—	—	—	143	—	—	143
Net loss	—	—	—	—	—	—	(64,594)	(64,594)
Other comprehensive income	—	—	—	—	—	218	—	218
Balance as of March 31, 2022	—	$—	131,793,660	$132	$509,729	$(1,682)	$(569,226)	$(61,047)
Equity-based compensation	—	—	—	—	81	—	—	81
Net loss	—	—	—	—	—	—	66,266	66,266
Other comprehensive loss	—	—	—	—	—	(434)	—	(434)
Balance as of June 30, 2022	—	$—	131,793,660	$132	$509,810	$(2,116)	$(502,960)	$4,866

Balance as of December 31, 2020	—	$—	13,757,550	$14	$471,687	$(667)	$(430,157)	$40,877
Equity-based compensation	—	—	—	—	950	—	—	950
Stock issued by Newtown for the exercise of stock options	—	—	886,190	1	(1)	—	—	—
Transactions with former Parent (Note 3)	—	—	—	—	36,241	—	—	36,241
Net income	—	—	—	—	—	—	49,677	49,677
Other comprehensive income	—	—	—	—	—	238	—	238
Balance as of March 31, 2021	—	—	14,643,740	15	508,877	(429)	(380,480)	127,983
Equity-based compensation	—	—	—	—	957	—	—	957
Net loss	—	—	—	—	—	—	(14,625)	(14,625)
Other comprehensive loss	—	—	—	—	—	(482)	—	(482)
Balance as of June 30, 2021	—	$—	14,643,740	$15	$509,834	$(911)	$(395,105)	$113,833
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021
(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,672	$35,052
Net income from discontinued operations, including gain on sale of $58.8 million, net of tax in 2021	—	(60,012)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,654	4,955
Loss on abandonment of assets	1,658	—
Equity-based compensation	224	1,967
Amortization of deferred contract acquisition costs	2,101	1,406
Change in fair value of embedded derivative liability	(45,877)	—
Amortization of debt issuance costs	393	25
Operating lease amortization	151	134
Provision for (Reversal of) allowance for doubtful accounts	368	(52)
Deferred income taxes	180	(553)
Changes in assets and liabilities:
Accounts receivable	(297)	(3,388)
Contract assets	(1,094)	(4,194)
Prepaid and other current assets	2,537	(2,589)
Due from affiliates, net	—	3,252
Deferred contract acquisition costs	(3,302)	(768)
Other assets	—	5
Accounts payable	(655)	(3,785)
Accrued expenses	(428)	(3,640)
Deferred revenue	1,191	1,144
Other current liabilities	—	(11)
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(36,524)	(31,052)
Net cash, cash equivalents and restricted cash provided by operating activities of discontinued operations	—	1,166
Net cash, cash equivalents and restricted cash used in operating activities	(36,524)	(29,886)
Cash flows from investing activities:
Purchases of property and equipment	(504)	(467)
Net cash, cash equivalents and restricted cash used in investing activities of continuing operations	(504)	(467)
Net cash, cash equivalents and restricted cash provided by investing activities of discontinued operations	—	125,022
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(504)	124,555
Cash flows from financing activities:
Proceeds from revolving credit facility	21,000	—
Proceeds from convertible senior notes	—	50,000
Payment of debt issuance costs	—	(180)
Repayment of Promissory Notes	—	(119,640)
Repayment of finance leases	—	(12)

Net cash, cash equivalents and restricted cash provided by (used in) financing activities of continuing operations	21,000	(69,832)
Effect of foreign currency exchange rates on cash	(862)	4,088
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,890)	28,925
Cash, cash equivalents and restricted cash at beginning of period	27,463	5,621
Cash, cash equivalents and restricted cash at end of period	$10,573	$34,546

Cash and cash equivalents	$9,100	$33,109
Restricted cash	1,473	1,437
Cash, cash equivalents and restricted cash of continuing operations at end of period	$10,573	$34,546

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$1,064	$914
Non-cash increase to paid-in capital as a result of settlement of transactions with former Parent	$—	$36,241
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
Risks and Uncertainties due to COVID-19 Pandemic
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered in 2022. Much uncertainty still surrounds the pandemic, including new variants of COVID-19, its duration and ultimate overall impact on our operations. Management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2021 and the six months ended June 30, 2022, management took measures during such periods to minimize the risks from the pandemic. Those measures were aimed at safeguarding the Company, and the health, safety and well-being of our employees and customers.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had cash and cash equivalents and borrowing capacity under the Revolving Credit Facility (as defined in Note 10) of $9.1 million and of $29.0 million, respectively, at June 30, 2022, a loss from continuing operations of $40.4 million for the six months ended June 30, 2022, and an accumulated deficit of $503.0 million at June 30, 2022. Current economic and market conditions have put pressure on our growth plans. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents and borrowing capacity under the Revolving Credit Facility are not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. In an effort to alleviate these conditions, management is currently evaluating various cost reduction and other alternatives and may seek to raise additional funds (in excess of the funds available to the Company under the Revolving Credit Facility) through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company implemented a reduction in force (the “Reduction”) in July 2022 - see Note 17 - as well as several other cost reduction initiatives, but does not have any additional funding commitment in place. The actual amount that we may be able to raise under these alternatives will depend on market conditions and other factors, as well as limitations under our Note Issuance Agreement and the Revolving Credit Agreement (as defined in Note 10). As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about our ability to continue as a going concern.
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
The Company's potential dilutive shares consist of 10,982,805 shares of Appgate’s common stock underlying the Convertible Senior Notes that are convertible at any time at the option of the holders of the Convertible Senior Notes prior to their maturity - see Note 10. These potentially dilutive shares have been excluded from diluted (loss) income per share for the 2021 periods as the effect would be to reduce the net loss per share and have an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same in the 2021 periods.
Weighted average shares of common stock outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the merger (the “Merger”) of Appgate Cybersecurity, Inc. f/k/a

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Cyxtera Cybersecurity, Inc. d/b/a AppGate (“Legacy Appgate”) with a direct, wholly owned subsidiary (“Merger Sub”) of Newtown Lane Marketing, Incorporated, a public company incorporated in Delaware (“Newtown” or “Newtown Lane”), which was completed on October 12, 2021, as if these shares had been outstanding as of the beginning of the earliest period presented.

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except share and per share amounts). Discontinued operations calculation for the three months ended June 30, 2022 and 2021 have been omitted as we did not have net income from discontinued operations during those periods.

	Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021	2022	2021
	Continuing operations		Continuing operations		Discontinued operations
Numerator:
Net income (loss) attributable to common stockholders - basic	$66,266	$(14,625)	$1,672	$(24,960)	$—	$60,012
Add: Effect of mark-to-market adjustment recognized during the period	(92,020)	—	(45,877)	—	—	—
Net (loss) income attributable to common stockholders - diluted	$(25,754)	$(14,625)	$(44,205)	$(24,960)	$—	$60,012

Denominator:
Weighted-average shares of common stock - basic	131,793,660	14,643,740	131,793,660	14,207,989	131,793,660	14,207,989
Effect from conversion of shares of common stock under the Convertible Senior Notes (Note 10)	10,982,805	10,982,805	10,982,805	10,982,805	10,982,805	10,982,805
Weighted-average shares of common stock - diluted	142,776,465	25,626,545	142,776,465	25,190,794	142,776,465	25,190,794

Basic income (loss) per share	$0.50	$(1.00)	$0.01	$(1.76)	$—	$4.22
Diluted (loss) income per share	$(0.18)	$(1.00)	$(0.31)	$(1.76)	$—	$4.22

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Cyxtera Management Inc. Transition Services Agreement
Upon consummation of the Cyxtera Spin-Off, Legacy Appgate and the Management Company entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which the Management Company provided certain transition services to us, and we provided certain transition services to the Management Company. The term under the Transition Services Agreement commenced on January 1, 2020 and ended on June 30, 2021. Substantially all of the obligations under the Transition Services Agreement ceased on December 31, 2020. During each of the three and six months ended June 30, 2021, the Management Company charged Legacy Appgate $0.1 million of fees for services provided to Legacy Appgate by the Management Company under the Transition Services Agreement. Costs incurred under the Transition Services Agreement are included in general and administrative expenses in the condensed consolidated statement of operations. During the three and six months ended June 30, 2021, Legacy Appgate charged the Management Company $48 thousand and $0.1 million, respectively, of fees for services provided to the Management Company and its affiliates by Legacy Appgate under the Transition Services Agreement. Income for these services is included in other expenses, net in the condensed consolidated statement of operations.

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
During the six months ended June 30, 2021, we recognized $0.5 million of interest expense on the Promissory Notes.
On February 8, 2021, Legacy Appgate repaid Cyxtera $20.6 million, representing the entirety of the then outstanding principal and interest under the Promissory Note held by Cyxtera, and Legacy Appgate made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note held by the Management Company. On that same date, the Management Company issued Legacy Appgate a payoff letter, extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

with Legacy Appgate at the time of repayment, we recognized the note extinguishment of $34.6 million as a capital contribution in the six months ended June 30, 2021.
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
The major items constituting net income attributable to discontinued operations for the six months ended June 30, 2021 are presented below (in thousands):

Revenue	$2,220
Cost of revenue, exclusive of amortization shown below	142
Total cost of revenue	142
Gross profit	2,078
Operating expenses:
Sales and marketing	240
Research and development	290
Total operating expenses	530
Income from operations	1,548
Gain on the disposal of the discontinued operation	58,835
Income from discontinued operations	60,383
Income tax expense of discontinued operations	(371)
Net income from discontinued operations, net of tax	$60,012
Note 5. Revenue
Disaggregation of Revenue
The following table summarizes our revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscription revenue:
Multi-year subscription term-based licenses	$4,562	$3,364	$7,693	$5,187
1-year subscription term-based licenses	2,013	1,788	4,816	3,549
Total subscription term-based licenses	6,575	5,152	12,509	8,736
Subscription SaaS	2,142	2,398	4,438	4,726
Support and maintenance	965	1,021	1,898	2,010
Total subscription revenue	9,682	8,571	18,845	15,472
Perpetual licenses	351	58	507	1,371
Services and other	1,479	1,257	3,538	3,113
Total	$11,512	$9,886	$22,890	$19,956

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes revenue (in thousands) by country and main geography in which we operate based on the billing address of customers (including, for the avoidance of doubt, resellers and managed service providers) who have contracted with us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues by country (a):
United States	$6,027	$5,056	$12,234	$8,921
Colombia	1,283	1,327	2,910	2,679
Other	4,202	3,503	7,746	8,356
Total	$11,512	$9,886	$22,890	$19,956
Revenues by main geography:
US&C	$6,593	$5,652	$13,645	$10,554
LATAM	3,403	3,041	6,561	7,319
EMEA	912	740	1,565	1,269
APAC	604	453	1,119	814
Total	$11,512	$9,886	$22,890	$19,956
(a) Only the United States and Colombia represented 10% or more of our total revenue in the periods presented.
Significant Customers
No single customer (including, for the avoidance of doubt, resellers and managed service providers) accounted for 10% or more of the total revenue in the periods presented.
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
Contract liabilities consist of deferred revenue and include payments received in advance of performance under a customer contract. Such amounts are recognized as revenue over the remaining contractual period. During the three months ended June 30, 2022 and 2021, we recognized revenue of $2.3 million and $2.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related period. During the six months ended June 30, 2022 and 2021, we recognized revenue of $3.9 million and $4.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related period.
We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days to 45 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Unbilled receivables were $14.5 million and $13.4 million as of June 30, 2022 and December 31, 2021, respectively.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

do not contain variable consideration that are invoiced annually with license revenue recognized upfront and support and maintenance recognized ratably over the contract period.
Remaining Performance Obligations
The typical contractual term for term-based licenses and support and maintenance is one to three years. Most of our contracts are non-cancelable. However, customers typically have the right to terminate their contracts for cause if we fail to perform and cure within the applicable cure period. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $30.4 million. We expect to recognize 47% of the transaction price over the next 12 months, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2022	2021
Beginning balance	$12,213	$8,856
Capitalization of contract acquisition costs	3,743	6,193
Amortization of deferred contract acquisition costs	(2,101)	(3,220)
Impacts of foreign currency translation	24	384
Ending balance	$13,879	$12,213

Deferred contract acquisition costs, current	$3,914	$3,464
Deferred contract acquisition costs, noncurrent	$9,965	$8,749
We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize any impairment losses of deferred contract acquisition costs during the six months ended June 30, 2022 and 2021.
Sales commissions accrued but not paid as of June 30, 2022 and December 31, 2021 totaled $1.2 million and $1.4 million, respectively, and are included within accrued expenses in the condensed consolidated balance sheets.
Our fulfillment costs are generally not significant.
Note 6. Financial Instruments and Fair Value Measurements
Our financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, our debt and an embedded derivative liability. The fair value of cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, and our Revolving Credit Facility approximate their carrying value because of the short-term nature of these instruments.

The carrying value of our Convertible Senior Notes, net of issuance costs, was $73.4 million and $73.0 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of the Convertible Senior Notes was estimated as $62.3 million and $69.5 million as of June 30, 2022 and December 31, 2021, respectively. The fair value was estimated using a discounted cash flow analysis with a yield based on our credit rating.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Recurring Fair Value Measurements

The fair value of the embedded derivative liability was estimated using a “with and without” approach as of June 30, 2022 and December 31, 2021:

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

The following table summarizes fair value measurements by level at June 30, 2022 and December 31, 2021 for instruments measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2022
Financial liability:
Embedded derivative liability	$—	$—	$32,620	$32,620
December 31, 2021
Financial liability:
Embedded derivative liability	$—	$—	$78,497	$78,497

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2022 (in thousands):

	Embedded derivative liability	Total liabilities
Balance at January 1, 2022	$78,497	$78,497
Loss included in earnings	46,143	46,143
Balance as of March 31, 2022	124,640	124,640
Gain included in earnings	(92,020)	(92,020)
Balance as of June 30, 2022	$32,620	$32,620

The loss/gain included in the previous table is reported in our condensed consolidated statement of operations within change in fair value of embedded derivative liability. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2022 and 2021 and there were no Level 3 liabilities outstanding during the three and six months ended June 30, 2021.
The significant unobservable inputs used in the fair value measurement of our embedded derivative liability at June 30, 2022 and December 31, 2021 are a volatility rate of 69.1% and 64.0%, respectively, and a bond yield of 17.33% and 8.85%, respectively. The expected volatility of our equity is estimated based on the historical volatility of our common stock and the remaining term of the Convertible Senior Notes of 1.6 years and 2.1 years at June 30, 2022 and December 31, 2021, respectively. We consider those inputs to be significant as changes in any of those inputs in isolation would result in significantly lower (higher) fair value measurement. Generally, a change in our volatility assumption will generate a directionally similar change in the overall value of the instrument, while a change in the bond yield will generate a directionally opposite change in the overall value of the instrument.

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

	Six Months Ended	Year Ended
	June 30,	December 31,
	2022	2021
Beginning balance	$163	$437
Provision for (Reversal of) allowance for doubtful accounts	368	(95)
Write offs	(319)	(218)
Impacts of foreign currency translation	(1)	39
Ending balance	$211	$163
Prepaid and Other Current Assets
Our prepaid and other current assets consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$3,281	$4,247
Withholding taxes	302	394
Deferred costs	—	1,555
Total	3,583	6,196
Property and Equipment, Net
Our property and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$4,024	$4,225
Equipment and fixtures	4,350	4,233
	8,374	8,458
Less: accumulated depreciation and amortization	(6,261)	(6,343)
Property and equipment, net	$2,113	$2,115
During the three and six months ended June 30, 2022, we recognized depreciation and amortization expense on property and equipment of $0.2 million and $0.5 million, respectively. During the three and six months ended June 30, 2021, we recognized depreciation and amortization expense on property and equipment of $0.2 million and $0.4 million, respectively.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $71.6 million as of June 30, 2022 and December 31, 2021.
Intangible Assets, Net
Our acquired intangible assets subject to amortization consist of customer relationships, trademarks and tradenames, and developed technology and were originally acquired by Cyxtera when it acquired the entities that formed Legacy Appgate. The useful lives of the assets were as follows: (i) customer relationships – 7.5 to 17.5 years, (ii) trademarks and tradenames – 8.5 to 14.5 years, and (iii) developed technology – 2.5 to 7.5 years. Acquired intangibles subject to amortization consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021			Weighted average remaining useful life (Years)
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$30,157	$(17,328)	$12,829	$30,157	$(15,706)	$14,451	4.1
Trademarks and tradenames	17,932	(8,161)	9,771	18,732	(8,051)	10,681	8.5
Developed technology	34,276	(26,271)	8,005	38,881	(27,554)	11,327	2.3
Total	$82,365	$(51,760)	$30,605	$87,770	$(51,311)	$36,459
We stopped offering our Compliance Sheriff product. As a result, during the six months ended June 30, 2022 we recorded a loss on abandonment of the related intangible assets (namely, trademarks and tradenames and developed technology) of $1.7 million (all of which was recorded during the first quarter of 2022). Other than the loss on abandonment, the main changes in the carrying amount of each major class of intangible assets during the three and six months ended June 30, 2022 and 2021 was amortization, and to a lesser extent, foreign currency translation.
During the three and six months ended June 30, 2022, we recorded amortization expense on intangible assets of $2.1 million and $4.2 million, respectively. During the three and six months ended June 30, 2021, we recorded amortization expense on intangible assets of $2.3 million and $4.6 million, respectively. Amortization expense for all intangible assets, except our developed technology, was recorded within depreciation and amortization expense in the condensed consolidated statements of operations. Amortization expense for our developed technology was recorded within cost of revenue in the condensed consolidated statements of operations.
Future amortization expense of intangible assets is as follows (in thousands):
For the years ending:

Remaining 2022	$4,175
2023	7,941
2024	7,377
2025	4,224
2026	2,304
Thereafter	4,584
Total	$30,605

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Impairment Tests
We perform annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. No impairment was recorded during the six months ended June 30, 2022 and 2021.
Note 9. Leases
We lease office space and certain colocation space under non-cancelable operating lease agreements. We are also party to agreements that have been determined to be short-term leases. We also leased certain equipment under finance lease arrangements that expired in November 2021.
Operating Leases
The following is a summary of our operating lease costs for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$218	$237	$492	$481
Short-term lease cost	94	12	123	25
Variable lease cost	19	16	23	39
Total operating lease costs	$331	$265	$638	$545
The following table presents information about leases on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$2,106	$2,497
Operating lease liabilities, current	$714	$798
Operating lease liabilities, noncurrent	$1,619	$1,891
At June 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 3.8 years and 6.45%, respectively. At December 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 4.0 years and 6.39%, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million for each of the six months ended June 30, 2022 and 2021.
There were no right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2022 and 2021.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Maturities of operating lease liabilities consisted of the following as of June 30, 2022 (in thousands):

For the years ending:
Remaining 2022	$399
2023	629
2024	560
2025	533
2026	357
Thereafter	27
Total future minimum lease payments	2,505
Less: Imputed interest	(172)
Total	$2,333
Note 10. Debt
Our debt consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Revolving Credit Facility	$21,000	$—
Principal amount of Convertible Senior Notes	75,000	75,000
Unamortized debt issuance costs	(1,640)	(2,032)
Net carrying amount	73,360	72,968
Total debt	$94,360	$72,968
Interest expense, net was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense on Revolving Credit Facility	$209	$—	$209	$—
Interest expense on Convertible Senior Notes	938	625	1,875	972
Interest expense on Promissory Notes (Note 3)	—	—	—	472
Amortization of debt issuance costs	198	16	393	25
Other, net	(1)	2	(2)	7
Total interest expense, net	$1,343	$643	$2,474	$1,476

Revolving Credit Facility
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). This indebtedness is contractually subordinated to the Convertible Senior Notes and matures on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more or (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement is subject to customary terms, covenants and conditions. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. During the three months ended

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022, we borrowed $21.0 million under the Revolving Credit Facility, which remains outstanding as of June 30, 2022.

Convertible Senior Notes

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Other key terms of the Convertible Senior Notes, as of June 30, 2022, follow:
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
As of June 30, 2022 and December 31, 2021, the carrying amount of this embedded derivative included in our condensed consolidated balance sheets was $32.6 million and $78.5 million, respectively. The fair value of this derivative is estimated using Level 3 inputs in the fair value hierarchy on a recurring basis. Refer to Note 6 – Financial Instruments and Fair Value Measurements. Based on the estimated value of the derivative at June 30, 2022, if the Noteholders were to exercise the conversion feature, they would not receive any excess over the aggregate principal amount on the Convertible Senior Notes.
Note 11. Commitments and Contingencies
Letters of Credit
As of June 30, 2022 and December 31, 2021, we had $1.5 million in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee a subsidiary’s performance under contracts with customers. As of June 30, 2022, no amounts had been drawn on any of these irrevocable stand-by letters of credit.
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services, such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of June 30, 2022 and December 31, 2021, we had outstanding non-cancelable purchase obligations with terms of 12 months or longer aggregating $1.0 million and $2.7 million, respectively.
Legal Contingencies
We may be subject to legal proceedings and litigation arising from time to time. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. We periodically evaluate developments in our legal matters that could affect the amount of liability that we accrue, if any, and adjust, as appropriate. Until the final resolution of any such matter for which we may be required to record a liability, there may be a

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

loss exposure in excess of the liability recorded and such amount could be significant. We expense legal fees as incurred. As of June 30, 2022 and December 31, 2021, the Company was not a party to, and the Company is not currently party to, any litigation that would have a material adverse effect on the Company’s consolidated financial statements.
Note 12. Profit Interest Units of SIS Holdings LP
SIS Holdings adopted the SIS Holdings LP Class B Unit Plan (the “SIS Holdings Plan”) in May 2017. All outstanding awards, including, but not limited to, awards to employees of Appgate (or a subsidiary thereof), under the SIS Holdings Plan were issued in 2017, 2018 and 2019. Equity-based compensation costs were as follows for the three and six months ended June 30, 2022 and 2021 and are included in the following captions in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$—	$131	$62	$262
Sales and marketing	81	537	162	1,104
Research and development	—	100	—	211
General and administrative	—	189	—	390
Total	$81	$957	$224	$1,967
No related income tax benefit was recognized as of June 30, 2022 or December 31, 2021.
As of June 30, 2022, total equity-based compensation costs related to 389 unvested Class B units not yet recognized totaled $0.2 million, which is expected to be recognized over a weighted-average period of 0.70 years.
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
Matching contributions to the 401(k) Plan were as follows for the three and six months ended June 30, 2022 and 2021 and are included in the following captions in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$133	$100	$219	$176
Sales and marketing	313	170	538	300
Research and development	227	135	382	238
General and administrative	112	55	171	99
Total	$785	$460	$1,310	$813

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The income tax expense of continuing operations for the three and six months ended June 30, 2022 was $0.7 million and $1.0 million, respectively. The income tax expense on the pre-tax loss for the three and six months ended June 30, 2022 was different than the amount expected at the statutory federal income tax rate primarily due to foreign withholding taxes, changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, and state taxes. The Company has determined that the tax effects of the change in the fair value of its embedded derivative liability cannot reliably be estimated. Accordingly, the discrete-period computation method has been used and the annual effective tax rate may change significantly once included.
The income tax expense of continuing operations for each of the three and six months ended June 30, 2021 was $1.0 million. The income tax expense on the pre-tax loss for the three and six months ended June 30, 2021 was different than the amount expected at the statutory federal income tax rate primarily due to foreign withholding taxes.
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
Note 16. Related Party Transactions
Revolving Credit Facility with SIS Holdings
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings, our controlling stockholder owning approximately 89% of our issued and outstanding common stock, entered into the Revolving Credit Agreement. Refer to Note 10 for additional details regarding the Revolving Credit Agreement and Revolving Credit Facility.

Commercial Related Person Transactions with Cyxtera
As of and during the three and six months ended June 30, 2022, two current members of our Board of Directors and one former member of our Board of Directors (who served on our Board of Directors for the entire first quarter of 2022 and part of the second quarter of 2022) also served on the board of directors of Cyxtera and, as of April 11, 2022, SIS Holdings owned approximately 61.5% of Cyxtera’s outstanding common stock. Our most significant related party relationships and transactions are with Cyxtera, the Management Company, SIS Holdings and certain of the equity owners of SIS Holdings. Those relationships and transactions are described in Note 3. In addition, Legacy Appgate maintains a number of ordinary course commercial relationships, both as a customer and service provider, with Cyxtera.
For instance, Cyxtera (and/or its subsidiaries) purchases certain cybersecurity products and services from Legacy Appgate, including licenses for Legacy Appgate cybersecurity software and training. For the three and six months ended June 30, 2022 and 2021, the revenue recognized by Legacy Appgate from these licenses was insignificant. As of June 30, 2022, we had a receivable from Cyxtera (and/or its subsidiaries) of $0.1 million under these agreements (no open receivables as of December 31, 2021.)

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

During the three and six months ended June 30, 2022 and 2021, Cyxtera (and/or its subsidiaries) provided Legacy Appgate certain data center co-location and CXD services. During the three and six months ended June 30, 2022, Cyxtera (and/or its subsidiaries) charged Legacy Appgate $0.1 million and $0.2 million, respectively, for those services (same amounts for the comparative periods of 2021). As of June 30, 2022 and December 31, 2021, Legacy Appgate had payables to Cyxtera (and/or its subsidiaries) for $0.1 million and $0.2 million, respectively, under these agreements.
Transactions with Director Affiliated Companies

As of and during the six months ended June 30, 2022, two current members of our Board of Directors and one former member of our Board of Directors (who served on our Board of Directors for the entire first quarter of 2022 and part of the second quarter of 2022) were also members of the board of directors of Chewy, Inc. (“Chewy”), an American online retailer of pet food and other pet-related products. During the three and six months ended June 30, 2022, Legacy Appgate recognized $0.2 million and $0.3 million, respectively, as revenue from its contracts with Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) (amounts for the comparative periods of 2021 were $0.3 million and $0.4 million, respectively). There were no open receivables from Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) as of June 30, 2022 and December 31, 2021.

As of and during the six months ended June 30, 2022, one current member of our Board of Directors and one former member of our Board of Directors (who served on our Board of Directors for the entire first quarter of 2022 and part of the second quarter of 2022) were also members of the board of directors of PetSmart, Inc. (“PetSmart”). During the six months ended June 30, 2022, Legacy Appgate charged PetSmart $0.1 million and recognized revenue in the same amount from its contract with PetSmart (all during the first quarter of 2022). There were no open receivables from PetSmart as of June 30, 2022. The agreement with PetSmart was executed in 2022, and as such, no charges or revenue were recognized under such agreement in prior periods.
Other Related Party Transactions

CenturyLink Communications, LLC (“CenturyLink”), an approximate 10.4% owner of SIS Holdings and, as a result, an indirect beneficial owner of the Company, is a reseller of certain of our products and services. During the three and six months ended June 30, 2022, Legacy Appgate charged CenturyLink $0.4 million and $0.6 million, respectively, under contracts for certain cybersecurity products provided by Legacy Appgate to CenturyLink for resale by CenturyLink to end users (amounts for the comparative periods of 2021 were $0.3 million and $0.5 million, respectively). During the three and six months ended June 30, 2022, Legacy Appgate recognized $0.2 million and $0.5 million, respectively, as revenue from these contracts (amounts for the comparative periods of 2021 were $0.2 million and $0.3 million, respectively). As of June 30, 2022 and December 31, 2021, we had receivables from CenturyLink for $0.1 million and $0.6 million, respectively, under these agreements.
Note 17. Subsequent Events
Appgate, Inc. 2021 Incentive Compensation Plan
As of August 9, 2022, there were 10,177,222 restricted stock units (“RSUs”) and 52,678 phantom stock units (“PSUs”) issued and outstanding to participants under the Appgate, Inc. 2021 Incentive Compensation Plan, which are subject to certain vesting criteria. As of August 9, 2022, none of the RSUs and PSUs have vested.
Reduction in Force

On July 25, 2022, we substantially completed the Reduction of approximately 22% of our workforce. In connection with the Reduction, we estimate that we will incur approximately $1.8 million of costs and expenses, primarily comprising severance and termination-related costs, which we expect to recognize in the third quarter of 2022.

Revolving Credit Agreement
On July 28, 2022, we borrowed an additional $9.0 million under the Revolving Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with (a) our unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, “Financial Statements” of this Quarterly Report, (b) Part II, Item 1A “Risk Factors” of this Quarterly Report, and (c) Part I, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes in our 2021 Annual Report. As discussed in the section above titled “Cautionary Statement Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and included under Part I, Item 1A in our 2021 Annual Report.

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

We sell our solutions primarily through a recurring revenue license model or subscription, and we employ a ‘land and expand’ strategy to generate incremental revenue through the addition of new users and the sale of additional products. Our annual recurring revenue (“ARR”) was $31.8 million and $28.7 million at June 30, 2022 and 2021, respectively. We believe the success of our strategy is validated by our strong dollar-based net retention rates, which describe our ability to retain and grow the ARR generated from our existing subscription customers. Our dollar-based net retention rate was 93% at June 30, 2022, down from 129% at June 30, 2021. Our number of customers generating over $100,000 ARR increased 30% from June 30, 2021 to June 30, 2022, driven by elevated C-suite and board level dialogue and customer prioritization of a Zero Trust posture. See “— Key Business Metrics” for additional information regarding ARR and dollar-based net retention rate.

Our revenue increased from $9.9 million for the three months ended June 30, 2021 to $11.5 million for the three months ended June 30, 2022, an increase of 16%. Similarly, our revenue increased from $20.0 million for the six months ended June 30, 2021 to $22.9 million for the six months ended June 30, 2022, an increase of 15%.

Factors Affecting Our Business

Merger with Newtown Lane

On October 12, 2021, Legacy Appgate successfully completed its merger with a direct, wholly owned subsidiary of Newtown Lane. Upon closing of the Merger, Newtown Lane changed its name to Appgate, Inc., and our common stock is now quoted on the OTC Markets under the symbol “APGT.” The Merger has been accounted for as a reverse capitalization, and the historical financial statements contained in this Quarterly Report are those of: (1) except for the equity, which was retroactively restated following applicable accounting guidance, Legacy Appgate with respect to all periods prior to consummation of the Merger, and (2) those of us, inclusive of Newtown Lane for the period subsequent to the Merger. We expensed $43 thousand and $0.4 million, respectively, in transaction costs during the three and six months ended June 30, 2021 in connection with the Merger.

Risks and Uncertainties due to COVID-19
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered in 2022. Much uncertainty still surrounds the pandemic, including new variants of COVID-19, its duration and ultimate overall impact on our operations. Management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2021 and the six months ended June 30, 2022, management took measures during such periods to minimize the risks from the pandemic. Those measures were aimed at safeguarding the Company, and the health, safety and well-being of our employees and customers.

Public Company Costs

Following the consummation of the Merger, we became a public company, which resulted in, and will continue to require, hiring of additional staff and implementation of processes and procedures to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, substantial additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external costs for investor relations, accounting, audit, legal, corporate secretary and other functions.

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
During each of the three and six months ended June 30, 2021, the Management Company charged Legacy Appgate $0.1 million for services rendered under the Transition Services Agreement. Such costs are included in general and administrative expenses in the condensed consolidated statement of operations.
During the three and six months ended June 30, 2021, Legacy Appgate charged the Management Company $48 thousand and $0.1 million, respectively, of fees for services provided to the Management Company and its affiliates by Legacy Appgate under the Transition Services Agreement. Income for these services is included in other expenses, net in the condensed consolidated statement of operations.
On February 8, 2021, Legacy Appgate made a payment of $1.0 million to Cyxtera (and/or its subsidiaries) as settlement in full of trade balances with Cyxtera and its subsidiaries and other amounts due to / from under the Intercompany Master Services Agreement and the Transition Services Agreement, which trade balances and other amounts totaled $2.6 million. Because the Management Company was an affiliate under common control with Legacy Appgate at the time of repayment, the settlement of these amounts was recognized as a capital contribution of $1.6 million in the six months ended June 30, 2021.

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
During the six months ended June 30, 2021, we recognized $0.5 million of interest expense on the Promissory Notes.

On February 8, 2021, Legacy Appgate repaid Cyxtera $20.6 million, representing the entirety of the then outstanding principal and interest under the Promissory Note issued to Cyxtera, and Legacy Appgate made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note issued to the Management Company. On that same date, the Management Company issued Legacy Appgate a payoff letter, extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control with Legacy Appgate at the time of repayment, Legacy Appgate accounted for the note extinguishment of $34.6 million as a capital contribution in the six months ended June 30, 2021.

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

The table below sets forth our ARR as of the end of the periods indicated below (in thousands):

	June 30,
	2022	2021
ARR	$31,832	$28,652
Change $	$3,180
Change %	11%
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
The below table sets forth our total customers and customers with ARR above $100,000 as of the end of the periods indicated below:

	June 30,
	2022	2021
Total customers	599	643
Customers with ARR above $100,000	70	54
We stopped offering our Compliance Sheriff product which accounted for less than 5% of our total revenue for 2021. Total Compliance Sheriff-only customers included in our total customer count as of June 30, 2021 above was 63. As a result, our increase in customer count from June 30, 2021 to June 30, 2022 reflected in this Quarterly Report is not indicative of our customer growth given our one-time voluntary sunsetting of our Compliance Sheriff product and its respective customers.
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
Our dollar-based net retention rates were 93% and 129% as of June 30, 2022 and 2021, respectively.

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

Subscription revenue represented approximately 84% and 82% of our revenue for the three and six months ended June 30, 2022, respectively, and approximately 87% and 78% of our revenue for the three and six months ended June 30, 2021, respectively. We expect that a majority of our revenue will continue to be from subscriptions for the foreseeable future, and we expect that subscription revenue as a percentage of total revenue will increase over time. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

For the three and six months ended June 30, 2022, approximately 3% and 2%, respectively, of our revenue was from perpetual licenses. For the three and six months ended June 30, 2021, approximately 1% and 7%, respectively, of our revenue was from perpetual licenses.

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

For the three and six months ended June 30, 2022, approximately 13% and 15%, respectively, of our revenue was from services and other. For the three and six months ended June 30, 2021, approximately 13% and 16%, respectively, of our revenue was from services and other.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues by country (a):
United States	$6,027	$5,056	$12,234	$8,921
Colombia	1,283	1,327	2,910	2,679
Other	4,202	3,503	7,746	8,356
Total	$11,512	$9,886	$22,890	$19,956
Revenues by main geography:
US&C	$6,593	$5,652	$13,645	$10,554
LATAM	3,403	3,041	6,561	7,319
EMEA	912	740	1,565	1,269
APAC	604	453	1,119	814
Total	$11,512	$9,886	$22,890	$19,956
(a) Only the United States and Colombia represented 10% or more of our total revenue in the periods presented.
No single customer (including, for the avoidance of doubt, resellers and managed service providers) accounted for 10% or more of our total revenue in the periods presented.
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

We intend to continue to invest in our sales and marketing organization to drive additional revenue, further penetrate the market and expand our global customer base. As a result, we expect our sales and marketing expenses to be our largest operating expense category for the foreseeable future. In particular, we plan to continue to invest in our sales force, broadening our brand awareness and expanding and deepening our channel partner relationships. However, we currently expect sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses.
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

We intend to continue to make investments in research and development to extend the features of our existing offerings and technology capabilities.

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

Transaction Costs
In June 2022, we expensed $2.1 million of transaction costs in connection with the contemplated registered offering of equity securities. Transaction costs expensed in connection with the Merger totaled $43 thousand and $0.4 million, respectively in the three and six months ended June 30, 2021 in connection with the Merger.

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

Loss on Abandonment of Assets
We stopped offering our Compliance Sheriff product and, as a result, recorded a loss on abandonment of the related intangible assets of $1.7 million in the six months ended June 30, 2022 (all during the first quarter of 2022).

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

	Three Months Ended June 30,		Variance %	Six Months Ended June 30,		Variance %
	2022	2021		2022	2021
Revenue	$11,512	$9,886	16%	$22,890	$19,956	15%
Cost of revenue, exclusive of amortization shown below	5,294	4,169	27%	9,792	7,747	26%
Amortization expense	954	1,131	16%	1,908	2,262	16%
Total cost of revenue	6,248	5,300	18%	11,700	10,009	17%
Gross profit	5,264	4,586	15%	11,190	9,947	12%
Operating expenses:
Sales and marketing	15,143	9,166	65%	26,841	16,280	65%
Research and development	4,100	2,723	51%	7,434	4,920	51%
General and administrative	5,976	4,599	30%	10,833	7,941	36%
Transaction costs	2,059	43	nm	2,059	373	nm
Depreciation and amortization	1,377	1,352	2%	2,746	2,693	2%
Loss on abandonment of assets	—	—	nm	1,658	—	nm
Total operating expenses	28,655	17,883	60%	51,571	32,207	60%
Loss from continuing operations	(23,391)	(13,297)	76%	(40,381)	(22,260)	81%
Change in fair value of embedded derivative liability	92,020	—	nm	45,877	—	nm
Interest expense, net	(1,343)	(643)	109%	(2,474)	(1,476)	68%
Other expenses, net	(276)	(93)	197%	(380)	(219)	74%
Income (loss) from continuing operations before income taxes	67,010	(14,033)	nm	2,642	(23,955)	111%
Income tax expense of continuing operations	(744)	(592)	26%	(970)	(1,005)	3%
Net income (loss) from continuing operations	66,266	(14,625)	nm	1,672	(24,960)	107%
Net income from discontinued operations, net of tax	—	—	nm	—	60,012	nm
Net income (loss)	$66,266	$(14,625)	nm	$1,672	$35,052	95%
nm = not meaningful
Revenue
Revenue from continuing operations were as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Variance %	Six Months Ended June 30,		Variance %
	2022	2021		2022	2021
Subscription revenue	$9,682	$8,571	13%	18,845	15,472	22%
Perpetual licenses	351	58	505%	507	1,371	63%
Services and other	1,479	1,257	18%	3,538	3,113	14%
Total	$11,512	$9,886	16%	$22,890	$19,956	15%

Three Months Ended June 30, 2022 and 2021

Revenue increased by $1.6 million, or 16%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The overall increase in revenue was primarily attributable to an overall increase in subscription term-based licenses and a slight increase in services and other revenue as further explained below.

Subscription revenue accounted for 84% and 87% of our total revenue for the three months ended June 30, 2022 and 2021, respectively. Subscription revenue increased $1.1 million, or 13%, in the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. This increase in subscription revenue was driven by $0.8 million in revenue from sales to existing customers and $0.3 million in revenue from sales to new customers. Approximately $0.6 million of the revenue from existing customers was from one-year subscription term-based licenses and $0.2 million from multi-year subscription term-based licenses. In turn, approximately $0.5 million of the revenue from new customers was from multi-year subscription term-based licenses, partially offset by a decrease of $0.2 million from one-year subscription term-based licenses. Our net-dollar retention rate was 93% at June 30, 2022, down from 129% at June 30, 2021.

Perpetual licenses revenue accounted for 3% and 1% of our total revenue for each of the three months ended June 30, 2022 and 2021, respectively. Perpetual licenses revenue increased $0.3 million, in the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. This increase in perpetual license revenue was driven by sale and deployment of new perpetual licenses in the three months ended June 30, 2022.

Services and other revenue accounted for 13% of our total revenue for each of the three months ended June 30, 2022 and 2021. Services and other revenue increased $0.2 million, or 18%, for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. This increase in services and other revenue was primarily the result of an overall increase in service hours billed to customers during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021.
Six Months Ended June 30, 2022 and 2021

Revenue increased by $2.9 million, or 15%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The overall increase in revenue was primarily attributable to an overall increase in subscription term-based licenses as further explained below, partially offset by a decrease in perpetual licenses.

Subscription revenue accounted for 82% and 78% of our total revenue for the six months ended June 30, 2022 and 2021, respectively. Subscription revenue increased $3.4 million, or 22%, in the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. This increase in subscription revenue was driven by $2.0 million in revenue from sales to new customers and $1.4 million in revenue from sales to existing customers. Approximately $1.8 million of the revenue from new customers was from multi-year subscription term-based licenses, with the remaining $0.2 million from one-year subscription term-based licenses. In turn, approximately $1.6 million of the revenue from existing customers was from one-year subscription term-based licenses, partially offset by a decrease of $0.2 million from multi-year subscription term-based licenses.

Perpetual licenses revenue accounted for 2% and 7% of our total revenue for the six months ended June 30, 2022 and 2021, respectively. Perpetual licenses revenue decreased $0.9 million, or 63%, in the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. This decrease in perpetual license revenue was driven by sale and deployment of perpetual licenses in the six months ended June 30, 2021, for which only maintenance and support is recognized in the six months ended June 30, 2022, partially offset by sale and deployment of new perpetual licenses in the six months ended June 30, 2022.

Services and other revenue accounted for 15% of our total revenue for each of the six months ended June 30, 2022 and 2021. Services and other revenue increased $0.4 million, or 14%, for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. This increase in services and other revenue was primarily the result of an overall increase in service hours billed to customers during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.

Cost of Revenue

Total cost of revenue from continuing operations increased by $0.9 million, or 18%, during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. The increase in total cost of revenue was primarily due to an increase of $1.1 million in other cost of revenue, partially offset by a decrease of $0.2 million in amortization of developed technology. The increase in other cost of revenue was primarily as a result of an increase in personnel costs from higher headcount, and to a lesser extent from an increase in subscription and hosting costs and contracted services. Operations headcount increased by 32 positions from 143 at June 30, 2021 to 175 at June 30, 2022. The decrease in amortization of developed technology is related to the abandonment of the Compliance Sheriff related developed technology in 2022.

Total cost of revenue from continuing operations increased by $1.7 million, or 17%, during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. The increase in total cost of revenue was primarily due to an increase of $2.0 million in other cost of revenue, partially offset by a decrease of $0.4 million in amortization of developed technology. These increases were the result of the same factors described above for the three months periods.
Gross Profit
Gross profit totaled $5.3 million for the three months ended June 30, 2022, an increase of $0.7 million, or 15%, as compared to the three months ended June 30, 2021. Gross profit totaled $11.2 million for the six months ended June 30, 2022, an increase of $1.2 million, or 12%, as compared to the six months ended June 30, 2021. These increases were the result of the factors described above under “Revenue” and “Cost of Revenue”.
Operating Expenses
Total operating expenses from continuing operations increased by $10.8 million, or 60%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Total operating expenses from continuing operations increased by $19.4 million, or 60%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The factors that contributed to these increases in operating expenses are detailed below.
Sales and marketing expenses increased by $6.0 million, or 65%, for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Sales and marketing expenses increased by $10.6 million, or 65%, for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. These increases were primarily the result of an increase in personnel costs from higher headcount on both the sales and marketing teams, and to a lesser extent, higher investment in marketing and advertising costs since completion of the Merger. Sales and marketing headcount increased by 53 positions from 147 at June 30, 2021 to 200 at June 30, 2022.
Research and development expenses increased $1.4 million, or 51%, for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Research and development expenses increased $2.5 million, or 51%, for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. These increases were primarily the result of an increase in personnel costs from higher headcount. Research and development headcount increased by 45 positions from 99 at June 30, 2021 to 144 at June 30, 2022.
General and administrative expenses increased by $1.4 million, or 30%, for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. General and administrative expenses increased by $2.9 million, or 36%, for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. These increases were primarily the result of an increase in personnel costs from higher headcount. General and administrative headcount increased by 11 positions from 68 at June 30, 2021 to 79 at June 30, 2022. In addition, we also had higher insurance costs related to our new D&O insurance policy and higher professional fees following completion of the Merger.
Transaction costs. In June 2022, we expensed $2.1 million of transaction costs related to the contemplated registered equity offering of equity securities. Transaction costs expensed in connection with the Merger totaled $43 thousand and $0.4 million, respectively, in the three and six months ended June 30, 2021.

Depreciation and amortization expense remained relatively flat for the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021. While there was an increase in depreciation and amortization primarily due to depreciation and amortization on purchases of property and equipment during 2021, we had lower amortization on intangibles following the abandonment of the Compliance Sheriff related intangibles in 2022.
Loss on Abandonment of Assets. We stopped offering our Compliance Sheriff product and, as a result, recorded a loss on abandonment of the related intangible assets of $1.7 million in the six months ended June 30, 2022 (all during the three months ended March 31, 2022).

Change in Fair Value of Embedded Derivative Liability
For the three and six months ended June 30, 2022, we recognized a gain of $92.0 million and $45.9 million, respectively, in connection with the embedded derivative associated with the conversion feature under the Convertible Senior Notes. Refer to Note 6 to the unaudited condensed consolidated financial statements in this Quarterly Report for a discussion of the key inputs affecting the value of the derivative.

Interest Expense, Net
Interest expense, net increased by $0.7 million for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Interest expense, net increased by $1.0 million for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. The increase in interest expense, net was primarily attributable to the change in the mix of our debt during 2021. As described above, the Promissory Notes were repaid in part with the balance extinguished, in each case on February 8, 2021. On February 9, 2021, Legacy Appgate issued $50.0 million aggregate principal amount of 5.00% convertible senior notes due 2024 (the “Initial Convertible Senior Notes”), which are described below, and in connection with the closing of the Merger on October 12, 2021, issued an additional $25.0 million aggregate principal amount of convertible senior notes due 2024 (the “Additional Convertible Senior Notes” and, together with the Initial Convertible Senior Notes, the “Convertible Senior Notes”). Additionally, on April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date. During the three months ended June 30, 2022, we borrowed $21.0 million under the Revolving Credit Facility, which remains outstanding as of June 30, 2022.
Other Expenses, Net
Other expenses, net were $0.2 million higher for each of the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021.
Income Tax Expense
Our effective tax rate for the three months ended June 30, 2022 and 2021 was (1.1)% and 4.2%, respectively. Our effective tax rate for the six months ended June 30, 2022 and 2021 was (36.7)% and 4.2%, respectively. The effective tax rate for the three and six months ended June 30, 2022 differs from the U.S. Federal income tax rate of 21% primarily due to foreign withholding taxes, changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, and state taxes. The effective tax rate for the three and six months ended June 30, 2021 differs from the U.S. Federal income tax rate of 21% primarily due to foreign withholding taxes.
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
A reconciliation of our non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP revenue	$11,512	$9,886	$22,890	$19,956
GAAP gross profit	5,264	4,586	11,190	9,947
Add: amortization expense	954	1,131	1,908	2,262
Add: equity-based compensation	—	131	62	262
Non-GAAP gross profit	$6,218	$5,848	$13,160	$12,471
GAAP gross margin	46%	46%	49%	50%
Non-GAAP gross margin	54%	59%	57%	62%

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
A reconciliation of our non-GAAP loss from operations and non-GAAP operating margin to loss from continuing operations and operating margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP revenue	$11,512	$9,886	$22,890	$19,956
GAAP loss from continuing operations	(23,391)	(13,297)	(40,381)	(22,260)
Add: amortization expense	2,098	2,299	4,196	4,599
Add: Loss on abandonment of assets	—	—	1,658	—
Add: equity-based compensation	81	957	224	1,967
Add: transaction costs	2,059	43	2,059	373
Non-GAAP loss from operations	$(19,153)	$(9,998)	$(32,244)	$(15,321)
GAAP operating margin	(203)%	(135)%	(176)%	(112)%
Non-GAAP operating margin	(166)%	(101)%	(141)%	(77)%

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

	Six Months Ended
	June 30,
	2022	2021
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	$(36,524)	$(31,052)
Less:
Purchases of property and equipment	(504)	(467)
Repayment of finance leases	—	(12)
Free cash flow	$(37,028)	$(31,531)
As a percentage of revenue:
GAAP revenue	$22,890	$19,956
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(160)%	(156)%
Less:
Purchases of property and equipment	(2)%	(2)%
Repayment of finance leases	—%	—%
Free cash flow	(162)%	(158)%
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents and borrowing capacity under the Revolving Credit Facility of $9.1 million and of $29.0 million, respectively. Historically, Legacy Appgate’s principal source of liquidity was borrowing availability under the Promissory Notes and cash generated from Legacy Appgate’s operations. As discussed above, on February 8, 2021, Legacy Appgate repaid Cyxtera the full amount of the Promissory Note issued to Cyxtera and made a partial repayment on the then accumulated principal and interest under the Promissory Note issued to the Management Company. On that same date, the Management Company issued a payoff letter to Legacy Appgate extinguishing the balance remaining unpaid of $34.6 million following such repayment. The payoff letter resulted in the full settlement and extinguishment of the Promissory Note held by the Management Company.

We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future. Currently, our principal sources of liquidity are the proceeds from the issuance of the Convertible Senior Notes, our borrowing capacity under the Revolving Credit Facility and cash generated from our operations, which have enabled us to make continued investments to support the growth of our business. As a result of our recurring losses from operations and current liquidity, management is of the opinion that there is a substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 1 to the unaudited condensed consolidated financial statements and Part II, Item 1A, “Risk Factors—Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern.” in this Quarterly Report. We may also issue up to an additional $25.0 million in aggregate principal amount of Convertible Senior Notes at the election of the holders of the Convertible Senior Notes, subject to our consent, in one or more closings, which may occur on or prior to the earlier of (i) seventy-five (75) days after the Company closes a registered offering of equity securities in an aggregate amount of no less than $40.0 million and (ii) October 31, 2022; however, we cannot provide any assurance that the holders of the Convertible Senior Notes will elect to effect any such closings, or that we will consent to any such election.

We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. In the long-term, we will be required to obtain additional financing to fund our current planned operations, which may consist of, at Magnetar’s election and our consent, issuing the additional $25.0 million of Convertible Senior Notes, borrowings under the Revolving Credit Facility or an alternative financing arrangement, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed may have a negative impact on our financial condition and our ability to pursue our business strategy. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
Debt
As of June 30, 2022, we had $96.0 million in aggregate principal amount of debt outstanding: $75.0 million under the Convertible Senior Notes and $21.0 million under the Revolving Credit Facility. As of December 31, 2021, we had $75.0 million in aggregate principal amount of debt outstanding, all of which was under the Convertible Senior Notes.
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
Revolving Credit Agreement
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). This indebtedness is contractually subordinated to the Convertible Senior Notes and matures, on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more or (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement is subject to customary terms, covenants and conditions. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. As of June 30, 2022, we had $21.0 million in aggregate principal amount of debt outstanding under the Revolving Credit Facility.

Promissory Notes
On March 31, 2019, Legacy Appgate issued the Promissory Notes to each of Cyxtera and the Management Company. As discussed above and in our condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report, “Financial Statements”, on February 8, 2021, Legacy Appgate repaid Cyxtera the full amount on the then outstanding principal and interest of $20.6 million under the Promissory Note issued to Cyxtera and made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note issued to the Management Company. On that same date, the Management Company issued a payoff letter to Legacy Appgate extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control with Legacy Appgate at the time of repayment, we recognized the note extinguishment of $34.6 million as a capital contribution in the six months ended June 30, 2021.
Other Contractual Obligations and Commitments
In addition to our debt obligations under the Convertible Senior Notes, the Revolving Credit Facility, and lease obligations under several operating lease arrangements, Appgate has other contractual commitments. Refer to Note 9 — Leases and Note 10 — Debt, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements” for additional information on maturities. Refer to Note 11 — Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements” for additional information regarding cash amounts committed under other contractual obligations.
Cash Flow
Cash Flows for the Six Months Ended June 30, 2022 and 2021. The following table sets forth our historical cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash, cash equivalents and restricted cash used in operating activities	$(36,524)	$(29,886)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	$(504)	$124,555
Net cash, cash equivalents and restricted cash provided by (used in) financing activities of continuing operations	$21,000	$(69,832)
Operating Activities
Our largest source of operating cash is cash collections from customers for sales of licenses and services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

Net cash used in operating activities during the six months ended June 30, 2022 was $36.5 million, which resulted from net income of $1.7 million, adjusted for net non-cash inflows of $36.1 million and net cash outflow of $2.0 million from changes in assets and liabilities. Non-cash inflows primarily consisted of a $45.9 million gain in the fair value of our embedded derivative liability, $4.7 million of depreciation and amortization, $1.7 million of loss on abandonment of assets, $2.1 million of amortization of deferred contract acquisition costs, and $0.2 million in equity-based compensation. The net cash outflow from changes in assets and liabilities was primarily due to increases in deferred contract acquisition costs and cash used in working capital. The main changes in working capital were lower prepaid and other current assets, accounts payable and accrued expenses.

Net cash used in operating activities during the six months ended June 30, 2021 was $29.9 million, which resulted from a net loss of $35.1 million, adjusted for the net income from discontinued operations, net of tax of $60.0 million, non-cash charges of $7.9 million, net cash outflow of $14.0 million from changes in assets and liabilities and $1.2 million net cash provided by operating activities of discontinued operations. Non-cash charges primarily consisted of $5.0 million of depreciation and amortization, $2.0 million in equity-based compensation, and $1.4 million of amortization of deferred contract acquisition costs. The net cash outflow from changes in assets and liabilities was primarily due to settlement of cash due to affiliates and changes in working capital combined with increases in contract assets and deferred contract acquisition costs. The main changes in working capital were lower accounts payable and accrued expenses and higher accounts receivable and prepaid and other current assets.
Investing Activities
During the six months ended June 30, 2022, we used cash in our investing activities of $0.5 million as compared to cash provided by investing activities of $124.6 million during the six months ended June 30, 2021. The change in cash flows from investing activities during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021 was primarily due to receipt of $125.0 million from the sale of Brainspace in January 2021.
Financing Activities
During the six months ended June 30, 2022, we borrowed $21.0 million under the Revolving Credit Facility. We did not have any other cash movement in financing activities during the period. During the six months ended June 30, 2021, we used $69.8 million of cash in financing activities, primarily for the repayment of $119.6 million to Cyxtera and/or the Management Company in February 2021 as settlement and extinguishment of the Promissory Notes, net of gross proceeds of $50.0 million received from the issuance of the Convertible Senior Notes.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of June 30, 2022, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Information in response to this Item is included in Note 11 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements” and is incorporated by reference into this Part II, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
Except as described below, there have been no material changes to the risk factors described in the 2021 Annual Report.
Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern.
Based on its assessment, management has raised substantial doubt about our ability to continue as a going concern. The Company had cash and cash equivalents and borrowing capacity under the Revolving Credit Facility of $9.1 million and of $29.0 million, respectively, at June 30, 2022, a loss from continuing operations of $40.4 million for the six months ended June 30, 2022, and an accumulated deficit of $503.0 million at June 30, 2022. Current economic and market conditions have put pressure on our growth plans. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents and borrowing capacity under the Revolving Credit Facility are not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding our ability to continue as a going concern. In an effort to alleviate these conditions, management is currently evaluating various cost reduction and other alternatives and may seek to raise additional funds (in excess of the funds available to the Company under the Revolving Credit Facility) through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise.
A going concern opinion in the report of our independent registered public accounting firm could impair our ability to finance our operations through public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Any additional equity or equity-linked debt financing could be extremely dilutive to our current stockholders. Additional capital may not be available on reasonable terms, or at all, and we may be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain aspects of our product candidates, or potential markets that we would not otherwise relinquish. If we are unable to obtain capital, our business would be jeopardized, and we may not be able to continue operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1+	Revolving Credit Agreement, dated April 26, 2022, by and among Appgate Cybersecurity, Inc., Appgate, Inc., the other guarantors party thereto and SIS Holdings, L.P.	8-K	10.1	4/26/2022
31.1	Certification of Principal Executive Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer of Appgate, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File

+ Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

*    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 11, 2022		Appgate, Inc.

	By:	/s/ Barry Field
Barry Field
Chief Executive Officer