Form 10-K/A
period 2021-12-31
Appgate, Inc.
filed 2022-12-28
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock, par value $0.001 per share (“common stock”) held by non-affiliates of the registrant was approximately $45.1 million based on the closing price of $8.79 per share of the registrant’s common stock as quoted on the OTC Markets on that date. For purposes of determining this number, each executive officer, director, and holder (known to the registrant) of more than 10% of our common stock as of June 30, 2021 have been considered affiliates of the registrant. This number is provided solely for the purposes of this Amendment No. 1 on Form 10-K/A and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.
As of March 25, 2022, the registrant had 131,793,660 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Appgate, Inc., a Delaware corporation (“we”, “us”, “our”, the “Company” or “Appgate”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original 10-K”, and, as amended by this Amendment, the “Annual Report”) to, except with respect to Part III, Item 14, “Principal Accounting Fees and Services” and Note 22 - Subsequent Events to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data”, in each case as described below, reflect the restatement of the Company’s audited financial statements as of and for the years ended December 31, 2021 and 2020 and to reflect the restatement of quarterly financial information for each interim period in the years ended December 31, 2021 and 2020 contained in the Original 10-K (the “Restatement”).
Background of Restatement
As previously reported on November 8, 2022, the Company determined that certain of the Company’s previously filed interim unaudited and annual audited financial statements should no longer be relied upon and that the Company needed to restate these previously issued financial statements. The Company concluded that the restatement was necessary to correct (i) its accounting for revenue recognition, specifically the allocation of standalone selling price on sales of software through term-based license agreements, (ii) the amortization pattern in accounting for incremental costs to obtain a contract with a customer, (iii) its disclosures of diluted earnings (loss) per share, and (iv) its equity-based compensation expense.
For a more detailed description of the financial impact of the Restatement, see Note 1 – Restatement of Previously Issued Financial Statements, to the audited consolidated financial statements contained in this Amendment and “Restatement of Previously Issued Financial Statements” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Amendment.
Internal Control Considerations

In connection with the Company’s review of its financial statements leading to the Restatement, the Company’s management identified additional material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. Therefore, the Company’s management concluded that material weaknesses remain in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2021. For a discussion of management’s consideration of the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures”, included in this Amendment.
Items Amended

The following items are amended and restated in their entireties in this Amendment: (i) Part I, Item 1, “Business”; and Item 1A, “Risk Factors”; (ii) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Item 8, “Financial Statements and Supplementary Data”; and Item 9A, “Controls and Procedures”; (iii) Part III, Item 14, “Principal Accounting Fees and Services” (to correct the amounts and classification of Audit Fees and Audit-Related Fees billed to us by BDO USA, LLP); and (iv) Part IV, Item 15, “Exhibits, Financial Statement Schedules”.

Pursuant to Rule 12b-15 promulgated under the Securities Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, other than the amendment and restatement of Note 22 - Subsequent Events to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than with respect to the Restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K. Unless otherwise stated or unless the context otherwise requires, defined terms used throughout this Amendment have the meanings ascribed to them in the Original 10-K.

Substantially concurrently with the filing of this Amendment, the Company is filing amendments to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

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
We have achieved significant growth in recent periods, with our revenue increasing from $33.2 million for the year ended December 31, 2020 to $43.0 million for the year ended December 31, 2021, an increase of 30%. We continue to invest in growing our business and, as a result, we incurred net losses from continuing operations before income taxes of $52.5 million for the year ended December 31, 2020 and $136.4 million for the year ended December 31, 2021.
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

•Continue to innovate and enhance our offerings. We plan to continue to expand our Zero Trust platform and capabilities to develop new products and add new modules in existing offerings to address additional use cases. As a pioneer in Zero Trust access solutions and cybersecurity defense, we are continuing to invest in the platform, and are launching solutions, in additional high growth cases, such as Zero Trust for cloud and IoT. We invested approximately 25% of our revenue in research and development during the year ended December 31, 2021 and maintain a robust product and technology roadmap. Our roadmap incorporates customer feedback which gives us confidence that we will be able to monetize our development efforts as we seek to offer highly scalable, flexible, and user-friendly products to address a variety of high-impact use cases.

•Grow our global footprint. We currently have customers in approximately 80 countries and have offices in 8 countries, reflecting the importance of our global footprint and our success building an international presence. For the year ended December 31, 2021, international sales represented approximately 52% of our revenue. We believe global demand for our offerings will continue to increase as international organizations further embrace Zero Trust access solutions in response to evolving cybersecurity threats and sophisticated adversaries. While we expect our international markets to continue to grow, we anticipate the growth in North America to outpace that of international markets.

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
Operations

We primarily utilize Microsoft and AWS cloud environments for our computing and storage needs required to deliver our products and services. In connection with our use of Microsoft and AWS cloud environments, we have entered into their standard terms and conditions in the ordinary course of our business. See “Item 1A—Risk Factors—Risks Related to our Business and Industry— We rely on third-party hosting and cloud computing providers, like Amazon Web Services (AWS) and Microsoft Azure, to operate certain aspects of our business. A significant portion of our product traffic is hosted by a limited number of vendors, and any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.”

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

Our research and development expenses were equal to approximately 25% of our revenue for the year ended December 31, 2021. Our research and development teams are primarily located in the United States, Sweden, and Colombia, as well as remotely distributed. We plan to continue to dedicate significant and increasing resources to research and development.
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
We have accounted for the Merger as a recapitalization with Legacy Appgate as the acquirer for accounting purposes; therefore, the financial information, including the operating and financial results and audited financial statements included in this Amendment are those of: (1) except for the equity, which was retroactively restated following applicable accounting guidance, Legacy Appgate with respect to all periods prior to consummation of the Merger, and (2) those of us, inclusive of Newtown Lane for the period subsequent to the Merger.

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

We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We had an accumulated deficit of $516.0 million as of December 31, 2021 and experienced net losses from continuing operations before income taxes of $136.4 million and $52.5 million for the years ended December 31, 2021 and 2020, respectively. Because the market for our products and services is rapidly evolving, it is difficult for us to predict the future results of our operations. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a public company. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

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

Historically, we have derived a significant portion of our revenue from outside the United States. For the years ended December 31, 2021 and 2020, we derived approximately 52% and 53%, respectively, of our revenue from our international customers. As of December 31, 2021, approximately 57% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, such as the Middle East, Africa, Japan and the Asia-Pacific regions, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

We consummated the Merger on October 12, 2021, and management was unable to conduct an assessment of our internal control over financial reporting as of December 31, 2021, as otherwise required by Section 404 of the Sarbanes-Oxley Act (the “404 Assessment”), due to the limited time available between the Closing and December 31, 2021. Consequently, we have relied on published SEC guidance and excluded our 404 Assessment from the Annual Report. We intend to provide an annual management report on the effectiveness of our internal control over financial reporting with our annual reports on Form 10-K beginning with our annual report on Form 10-K for the year ending December 31, 2022.

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
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021, and we have previously identified other material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

On November 8, 2022, our Board, after meeting with management to consider the relevant facts and circumstances, determined that the Company’s financial statements as of and for the years ended December 31, 2021 and 2020, the interim periods within those years, and the Company’s financial statements for the interim periods ended March 31, 2022 and June 30, 2022 should no longer be relied upon because of errors in such financial statements.

Although our management has not yet conducted a 404 Assessment, as part of the Restatement process, we identified material weaknesses in our internal control over financial reporting. As described in this Amendment, subsequent to filing the Original 10-K, our management identified (i) errors in our accounting relating to our controls over the estimation of the relationship between the term license and the support and maintenance for establishing their respective stand-alone sales prices in multi-year contracts related to revenue for our sales of software through multi-year term-based license agreements, (ii) errors in our accounting relating to our controls related to recognition of commission expense and (iii) inadequate management review controls over our financial statement disclosures with respect certain calculations.

In addition, in connection with the preparation of Legacy Appgate’s consolidated financial statements as of and for the year ended December 31, 2020, Legacy Appgate’s management and its independent registered public accounting firm identified material weaknesses in internal control over financial reporting with respect to the design of our information technology general controls related to user access and change management as well as certain financial reporting transaction level controls including account reconciliations, related party transactions and journal entries.

For a discussion of management’s consideration of its material weaknesses and plans for their remediation, see Part II, Item 9A, “Controls and Procedures” included in this Amendment.

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

As of December 31, 2021, we had aggregate U.S. federal and state net operating loss carryforwards of $181.4 million and $90.0 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. If not utilized, $71.9 million of the federal net operating loss carryforwards will begin to expire in 2035 with the remainder carried forward indefinitely, and $68.0 million of the state net operating loss carryforwards will begin to expire in 2022 with the remainder carried forward indefinitely. We also had foreign net operating loss carryforwards of $5.6 million, which do not expire. Realization of these net operating loss carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition. In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes to offset its post-change income or taxes may be limited. Similar rules apply under U.S. state tax laws. We have experienced ownership changes in the past and we may experience an ownership change in the future as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. See “Item 8. Financial Statements and Supplementary Data — Note 2. Business and Summary of Significant Accounting Policies — Revenue Recognition.” Given the foregoing factors, our actual results could differ significantly from our estimates, comparing our revenue and operating results on a period-to-period basis may not be meaningful, and our past results may not be indicative of our future performance.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and related notes included elsewhere in this Amendment. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the determination of revenue recognition, and more specifically, the estimation and allocation of the transaction price to each performance obligation based on a relative standalone selling price, allowance for doubtful accounts, valuation and impairment of intangible assets and goodwill, impairment of other long-lived assets, useful lives of property and equipment and definite-lived intangible assets and the period of benefit generated from our deferred contract acquisition costs. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
As of the date of the Original 10-K, SIS Holdings, through which, among others, BC Partners and Medina Capital (the “Investors”) hold an indirect interest in our common stock, collectively own approximately 89% of our common stock. As a result, so long as the Investors and/or their affiliates remain our controlling stockholders they will be able to control, directly or indirectly, and subject to applicable law, all matters affecting us, including:
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
The OTC Markets do not prescribe corporate governance requirements for companies that trade on those markets. We intend to apply to list our common stock on either the NYSE or Nasdaq stock market. As of the date of the Original 10-K, SIS Holdings, through which the other Investors hold an indirect interest in our common stock, owns approximately 89%

of our common stock. As a result, we are considered as a “controlled company” within the meaning of the corporate governance standards of the NYSE and Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. If we elect to issue such guidance, it will be composed of forward-looking statements subject to the risks and uncertainties described in the Annual Report. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline.
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

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with our audited consolidated financial statements and related notes contained elsewhere in this Amendment. This discussion contains forward-looking statements that are based upon our expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth under “Item 1A, Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in our Original 10-K and in this Amendment. These forward-looking statements reflect our views only as of the date they were made, which was the date of the filing of the Original 10-K. We operate on a calendar year basis. Thus, references to 2021, for example, refer to Appgate’s year ended December 31, 2021. Capitalized terms used in this section and not defined herein have the respective meanings given to such terms elsewhere in this Amendment or the Original 10-K. Numbers and percentages presented throughout this discussion and analysis may not always add up to equivalent totals and/or to 100% due to rounding.
Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the Restatement, as more fully described in Note 1 – Restatement of Previously Issued Financial Statements to our accompanying audited consolidated financial statements contained elsewhere in this Amendment. For further detail regarding the Restatement, see “Explanatory Note” and Part II, Item 9A, “Controls and Procedures” contained in this Amendment.
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

We have achieved significant growth in recent periods, with our revenue increasing from $33.2 million for 2020 to $43.0 million for 2021, an increase of 30%. We continue to invest in growing our business and, as a result, we incurred net losses from continuing operations before income taxes of $136.4 million and $52.5 million for 2021 and 2020, respectively.

Factors Affecting Our Business

Merger with Newtown Lane

On October 12, 2021, Legacy Appgate successfully completed its merger with a direct, wholly owned subsidiary of Newtown Lane. Upon closing of the Merger, Newtown Lane changed its name to Appgate, Inc., and our common stock is now quoted on the OTC Markets under the symbol “APGT.” The Merger has been accounted for as a reverse capitalization, and the historical financial statements contained in this Amendment are those of: (1) except for the equity, which was retroactively restated following applicable accounting guidance, Legacy Appgate with respect to all periods prior to consummation of the Merger, and (2) those of us, inclusive of Newtown Lane for the period subsequent to the Merger. We incurred $3.1 million in transaction costs during 2021 in connection with the Merger.

Risks and Uncertainties due to COVID-19

The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered. Much uncertainty still surrounds the pandemic, including new variants of COVID-19, its duration and ultimate overall impact on our operations. Our management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2021 or 2020, management took measures during such periods to minimize the risks from the pandemic. Those measures were aimed at safeguarding us, and the health, safety and wellbeing of our employees and customers.

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

Sale of Brainspace

On September 30, 2020, Legacy Appgate adopted a plan for the sale of Brainspace Corporation (“Brainspace”), a formerly wholly owned subsidiary of Legacy Appgate, which met the criteria for discontinued operations under ASC Topic 205-20, Presentation of Financial Statements — Discontinued Operations — see Note 6 to our consolidated financial statements for discontinued operations disclosures included elsewhere in this Amendment. On December 17, 2020, Legacy Appgate entered into a securities purchase agreement with respect to the sale of 100% of the outstanding equity interests of Brainspace for cash consideration of $125.0 million, and the sale transaction closed on January 20, 2021. Brainspace offered a comprehensive and advanced data analytics platform for investigations, eDiscovery, intelligence mining, and compliance. Unless otherwise stated, all discussion of Legacy Appgate’s results of operations included in this discussion and analysis focus on continuing operations and exclude the discontinued Brainspace operations.
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
We stopped offering our Compliance Sheriff product which accounted for less than 5% of our total revenue for 2021. Total Compliance Sheriff-only customers included in our total customer count as of December 31, 2020 was 76. As a result, our increase in customer count from December 31, 2020 to December 31, 2021 reflected in this Amendment is not indicative of our customer growth given our one-time voluntary sunsetting of our Compliance Sheriff product and its respective customers.
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

Subscription revenue represented approximately 80% and 71% of our revenue for 2021 and 2020, respectively. We expect that a majority of our revenue will continue to be from subscriptions for the foreseeable future, and we expect that subscription revenue as a percentage of total revenue will increase over time. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

For 2021 and 2020, approximately 15% and 21%, respectively, of our revenue was from services and other.

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

	(As Restated)	(As Restated)
	2021	2020
Revenues by country (a):
United States	$20,568	$15,463
Colombia	6,735	3,521
Ecuador	3,332	3,765
Other	12,398	10,406
Total	$43,033	$33,155
Revenues by main geography:
US&C	$22,694	$16,568
LATAM	15,142	12,064
EMEA	2,906	2,790
APAC	2,291	1,733
Total	$43,033	$33,155
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

Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, equity-based compensation expense, marketing and channel programs, travel and entertainment expenses, expenses for conferences and events and allocated overhead costs. We capitalize our sales commissions and associated payroll taxes and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of cost previously deferred as attributable to each period presented in our consolidated financial statements, as described in Note 2 — Business and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Amendment. Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred.

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

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented (in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our audited consolidated financial statements included elsewhere in this Amendment.

	(As Restated)	(As Restated)
	2021	2020	Variance %
Revenue	$43,033	$33,155	30%
Cost of revenue, exclusive of amortization shown below	16,069	15,560	3%
Amortization expense	4,525	6,168	27%
Total cost of revenue	20,594	21,728	5%
Gross profit	22,439	11,427	96%
Operating expenses:
Sales and marketing	39,167	27,251	44%
Research and development	10,727	9,792	10%
General and administrative	18,282	15,935	15%
Transaction costs	3,099	—	nm
Depreciation and amortization	5,408	5,211	4%
Total operating expenses	76,683	58,189	32%
Loss from continuing operations	(54,244)	(46,762)	16%
Change in fair value of embedded derivative liability	(78,497)	—	nm
Interest expense, net	(3,190)	(4,088)	22%
Other expenses, net	(515)	(1,640)	69%
Loss from continuing operations before income taxes	(136,446)	(52,490)	160%
Income tax expense of continuing operations	(2,396)	(1,770)	35%
Net loss from continuing operations	(138,842)	(54,260)	156%
Net income from discontinued operations, net of tax	65,714	1,092	nm
Net loss	$(73,128)	$(53,168)	38%
nm = not meaningful
Revenue
Revenue from continuing operations were as follows for 2021 and 2020:

	(As Restated)	(As Restated)
	2021	2020	Variance %
Subscription revenue	$34,335	$23,571	46%
Perpetual licenses	2,055	2,770	26%
Services and other	6,643	6,814	3%
Total	$43,033	$33,155	30%
Revenue increased by $9.9 million, or 30%, during 2021 compared to 2020. The overall increase in revenue was primarily attributable to a net increase in our customer count from 615 customers at December 31, 2020 to 652 customers at December 31, 2021 combined with an increase in sales of subscription term-based licenses as further explained below.

Subscription revenue accounted for 80% and 71% of our total revenue in 2021 and 2020, respectively. Subscription revenue increased $10.8 million, or 46%, in 2021 when compared to 2020. This increase in subscription revenue was driven by $5.7 million in revenue from sales to existing customers and $5.1 million in revenue from sales to new customers. Approximately $4.1 million, or 73%, of the revenue from existing customers was from one-year subscription term-based licenses, and $1.5 million, or 27%, from multi-year subscription term-based licenses. Our net-dollar retention rate was 114% at December 31, 2021, evidenced by the increase in existing customer revenue. Approximately $3.5 million, or 70%, of the revenue from new customers was from multi-year subscription term-based licenses, with the remaining $1.5 million, or 30%, from one-year subscription term-based licenses.

Perpetual licenses revenue accounted for 5% and 8% of our revenue in 2021 and 2020, respectively.

Services and other revenue accounted for 15% and 21% of our revenue in 2021 and 2020, respectively. Services and other revenue decreased $0.2 million, or 3%, in 2021 when compared to 2020. This decrease in services and other revenue was primarily the result of an overall decrease in service hours billed to customers during 2021 when compared to 2020.
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
Gross Profit
Gross profit totaled $22.4 million for 2021, an increase of $11.0 million, or 96%, as compared to 2020. This increase was the result of the factors described above under “Revenue” and “Cost of Revenue”.
Operating Expenses
Total operating expenses from continuing operations increased by $18.5 million, or 32%, for 2021 as compared to 2020. The factors that contributed to the increase in operating expenses are detailed below.
Sales and marketing expenses increased by $11.9 million, or 44%, for 2021 as compared to 2020. This increase was primarily the result of an increase in personnel costs from higher headcount in 2021 on both the sales and marketing teams, higher commission expense, and to a lesser extent, costs incurred in connection with the Merger and related initiatives. Sales and marketing headcount increased by 71 positions from 2020 to 2021.
Research and development increased $0.9 million, or 10%, for 2021 as compared to 2020, as a result of an increase in personnel costs in 2021.
General and administrative expenses increased by $2.3 million, or 15%, for 2021 as compared to 2020. The increase in general and administrative expenses was the result of an increase of approximately $1.8 million in personnel costs from higher headcount in 2021, higher professional services fees of approximately $1.6 million primarily incurred in connection with the Merger and related initiatives, and higher insurance costs of approximately $0.9 million related to our new D&O insurance policy. General and administrative headcount increased by 19 positions from 2020 to 2021. These increases were partially offset by lower facilities costs of approximately $1.6 million and lower bad debt of approximately $0.5 million. As described in Note 5 to our consolidated financial statements included elsewhere in this Amendment, during 2020, we incurred $1.6 million in lease costs under the Transition Services Agreement with Cyxtera. The improvement in bad debt during 2021 was the result of improved collection efforts after separation from Cyxtera.
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
Income Tax Expense
Our effective tax rate for 2021 and 2020 was (1.8)% and (3.4)%, respectively. The effective tax rate for 2021 differs from the U.S. Federal income tax rate of 21% primarily due to changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, state taxes, and foreign withholding taxes. The effective tax rate for 2020 differs from the U.S. Federal income tax rate of 21% primarily due to changes in the valuation allowance, state taxes, and foreign taxes.
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
We use non-GAAP gross profit and non-GAAP gross margin to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that non-GAAP gross profit and non-GAAP gross margin are useful measures to our management and to our investors because they provide consistency and comparability with past financial performance and between periods, as the metrics generally eliminate the effects of the variability of amortization expense of intangibles and non-cash equity-based compensation expense from period to period, which may fluctuate for reasons unrelated to overall operating performance. We believe that the use of these measures enables our management to more effectively evaluate our performance period-

over-period and relative to our competitors, some of which use similar non-GAAP financial measures to supplement their GAAP results. Non-GAAP gross profit and non-GAAP gross margin have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, non-GAAP gross profit and non-GAAP gross margin should not be considered as a replacement for gross profit and gross margin, as determined in accordance with GAAP, or as a measure of our profitability.
A reconciliation of our non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, the most directly comparable financial measures determined in accordance with GAAP, for 2021 and 2020, is as follows (in thousands):

	(As Restated)	(As Restated)
	2021	2020
GAAP revenue	$43,033	$33,155
GAAP gross profit	22,439	11,427
Add: amortization expense	4,525	6,168
Add: equity-based compensation	504	503
Non-GAAP gross profit	$27,468	$18,098
GAAP gross margin	52%	34%
Non-GAAP gross margin	64%	55%
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
A reconciliation of our non-GAAP loss from operations and non-GAAP operating margin to loss from continuing operations and operating margin, the most directly comparable financial measures determined in accordance with GAAP, for 2021 and 2020, is as follows (in thousands):

	(As Restated)	(As Restated)
	2021	2020
GAAP revenue	$43,033	$33,155
GAAP loss from continuing operations	$(54,244)	$(46,762)
Add: amortization expense	9,196	10,857
Add: equity-based compensation	3,460	4,235
Add: transaction costs	3,099	—
Non-GAAP loss from operations	$(38,489)	$(31,670)
GAAP operating margin	(126)%	(141)%
Non-GAAP operating margin	(89)%	(96)%

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

	(As Restated)	(As Restated)
	2021	2020
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	$(52,915)	$(26,484)
Less:
Purchases of property and equipment	(920)	(1,074)
Repayment of finance leases	(22)	(21)
Free cash flow	$(53,857)	$(27,579)
As a percentage of revenue:
GAAP revenue	$43,033	$33,155
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(123)%	(80)%
Less:
Purchases of property and equipment	(2)%	(3)%
Repayment of finance leases	—%	—%
Free cash flow	(125)%	(83)%
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
Interest on the Convertible Senior Notes is payable either entirely in cash or entirely in kind (“PIK Interest”), or a combination of cash and PIK Interest at Appgate’s discretion. The Convertible Senior Notes bear interest at the annual rate of 5% with respect to interest payments made in cash and 5.50% with respect to PIK Interest, with interest payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2021. Additional notes (“PIK Notes”) issuable in respect of PIK Interest would have the same terms and conditions as the Convertible Senior Notes. The Note Issuance Agreement includes certain affirmative and financial covenants we are required to satisfy. We were in compliance with all covenants as of December 31, 2021.
Promissory Notes
On March 31, 2019, Legacy Appgate issued the Promissory Notes to each of Cyxtera and the Management Company. The outstanding principal and interest under the Promissory Notes was $153.8 million as of December 31, 2020. As discussed above and in our consolidated financial statements included elsewhere in this Amendment, on February 8, 2021, Legacy Appgate repaid Cyxtera the full amount on the then outstanding principal and interest of $20.6 million under the Promissory Note issued to Cyxtera and made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note issued to the Management Company. On that same date, the Management Company issued a payoff letter to Legacy Appgate extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control with Legacy Appgate at the time of repayment, we recognized the note extinguishment of $34.6 million as a capital contribution in 2021.

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
Other Contractual Obligations and Commitments
In addition to our debt obligations under the Convertible Senior Notes and, if entered into and drawn, the Revolving Credit Facility, and lease obligations under several operating lease arrangements, Appgate has other contractual commitments. Refer to Note 11 — Leases and Note 12 — Convertible Senior Notes, to our consolidated financial statements included elsewhere in this Amendment for additional information on maturities. Refer to Note 13 — Commitments and Contingencies to our consolidated financial statements included elsewhere in this Amendment for additional information regarding cash amounts committed under other contractual obligations.
Cash Flow
Cash Flows for 2021 and 2020. The following table sets forth our historical cash flows for the periods indicated (in thousands):

	(As Restated)	(As Restated)
	2021	2020
Net cash, cash equivalents and restricted cash used in operating activities	$(52,066)	$(17,096)
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	$124,102	$(1,074)
Net cash, cash equivalents and restricted cash used in financing activities of continuing operations	$(48,408)	$19,408
Operating Activities
Our largest source of operating cash is cash collections from customers for sales of licenses and services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

Net cash used in operating activities during 2021 was $52.1 million, which resulted from a net loss of $73.1 million, adjusted for the net income from discontinued operations of $65.7 million, net cash provided by operating activities of discontinued operations of $0.8 million, non-cash charges of $97.6 million and net cash outflow of $11.6 million from changes in assets and liabilities. Non-cash charges primarily consisted of a $78.5 million change in the fair value of our embedded derivative liability, $9.9 million of depreciation and amortization, $5.3 million of amortization of deferred contract acquisition costs, and $3.5 million in equity-based compensation. The net cash outflow from changes in assets and liabilities was primarily due to more cash used in working capital, primarily driven by higher headcount in 2021 as discussed above under “Results of Operations,” and higher costs associated to the Merger and related initiatives, increases in contract assets and deferred contract acquisition costs, and a decrease in deferred revenue, partially offset by increased collections.

Net cash used in operating activities during 2020 was $17.1 million, which resulted from a net loss of $53.2 million, adjusted for the net income from discontinued operations, net of tax of $1.1 million, non-cash charges of $21.1 million and net cash inflow of $6.7 million from changes in assets and liabilities. Non-cash charges primarily consisted of $11.4 million of depreciation and amortization, $4.2 million in equity-based compensation, $4.0 million of amortization of deferred contract acquisition costs, and $1.7 million of loss on disposal of assets. The net cash inflow from changes in assets and liabilities was primarily due to more cash due to affiliates and changes in working capital primarily increased accounts payable and lower collections following the Cyxtera Spin-Off, combined with increases in deferred contract acquisition costs and deferred revenue.
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
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates: revenue from contracts with customers, accounting for income taxes, and accounting for goodwill and intangible assets. These critical accounting policies are addressed below. In addition, we have other key accounting policies and estimates that are described in Note 2 – Business and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Amendment.
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
Derivatives

We have concluded that the conversion feature under the Convertible Senior Notes requires bifurcation from the debt host agreement in accordance with ASC 815. Accordingly, we recognize a derivative liability at fair value for this instrument in our consolidated balance sheet and adjust the carrying value of the liability to fair value at each reporting period until the conversion feature underlying the instrument is exercised, redeemed, cancelled or expires. The changes in fair value are recorded as other expense in our consolidated statement of operations. The derivative is valued using Level 3 inputs which are highly subjective and require a high degree of judgment. Refer to Note 8 to our consolidated financial statements included elsewhere in this Amendment for disclosures regarding those significant unobservable inputs and how a change in those significant unobservable inputs to a different amount might produce a significantly higher or lower derivative value at the reporting date.

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
Recent Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 of our consolidated financial statements included elsewhere in this Amendment.

Item 8. Financial Statements and Supplementary Data
Appgate, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of
Appgate, Inc.
Miami, Florida
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Appgate, Inc. (the “Company”) as of December 31, 2021 and 2020 restated, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 restated, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2021 and 2020 consolidated financial statements have been restated to correct misstatements.
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

Revenue Recognition – Allocation of Standalone Selling Price
As described in Notes 2 and 7 to the consolidated financial statements, the Company sells software through term-based license agreements, perpetual licenses agreements and software as a service (“SaaS”) subscriptions. The Company’s agreements for software licenses also include support and maintenance and may also include professional services.
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
•Evaluating the Company’s standalone selling prices, including their compliance with the Company’s accounting policy, by assessing available, relevant external information and comparing the standalone selling prices to internal historical disaggregated sales data by product or service, including discounts from list price, if any, by customer; and,
•Testing the allocation of the transaction price between performance obligations based on the relative standalone selling prices on a sample basis.
Convertible Senior Notes
As described in Notes 8 and 12 to the consolidated financial statements, on February 9, 2021, the Company issued $50.0 million in aggregate principal amount of convertible senior notes due 2024 (the “First Tranche”). In connection with the closing of the merger (the “Merger”) on October 12, 2021 with a public shell company, the Company issued an additional $25.0 million in aggregate principal balance in convertible notes (together with the First Tranche, the “Convertible Senior Notes”). The Company concluded that its Convertible Senior Notes contained an embedded derivative, i.e. a conversion feature, and determined that following the closing of the Merger, this embedded derivative required bifurcation in accordance with Accounting Standards Codification 815, Derivatives and Hedging. The fair value of the embedded derivative is approximately $78.5 million and is recorded as a derivative liability on the Company’s consolidated balance sheet as of December 31, 2021.
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
Miami, Florida
March 31, 2022, except for the impact of the restatement in Note 1, as to which the date is December 28, 2022.

Appgate, Inc.
Consolidated Balance Sheets
As of December 31, 2021 and 2020
(in thousands, except share information)

	(As Restated)	(As Restated)
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$25,990	$3,505
Restricted cash	1,473	2,116
Accounts receivable, net of allowance of $163 and $437, respectively	6,848	12,052
Contract assets	1,458	1,210
Deferred contract acquisition costs, current	1,319	1,587
Prepaid and other current assets	6,196	2,012
Due from former Parent, net (Note 5)	—	1,183
Current assets of discontinued operations	—	61,568
Total current assets	43,284	85,233
Property and equipment, net	2,115	1,829
Operating lease right-of-use assets	2,497	2,008
Contract assets, noncurrent	8,630	5,565
Deferred contract acquisition costs, noncurrent	2,986	1,474
Goodwill	71,604	71,604
Intangible assets, net	36,459	45,642
Deferred income taxes	863	768
Other assets	147	184
Total assets	$168,585	$214,307
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,483	$6,558
Accrued expenses	12,193	9,117
Operating lease liabilities, current	798	779
Deferred revenue, current	5,274	6,165
Other current liabilities	—	15
Promissory Notes, including accrued interest	—	153,811
Current liabilities of discontinued operations	—	7,158
Total current liabilities	22,748	183,603
Deferred revenue, noncurrent	717	993
Operating lease liabilities, noncurrent	1,891	1,256
Convertible senior notes, net	72,968	—
Derivative liability	78,497	—
Other liabilities	—	263
Total liabilities	176,821	186,115
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 270,000,000 shares authorized; 131,793,660 shares issued and outstanding at December 31, 2021; 100,000,000 shares authorized; 13,757,550 shares issued and outstanding at December 31, 2020	132	14
Additional paid-in capital	509,586	471,687
Accumulated other comprehensive loss	(1,985)	(668)
Accumulated deficit	(515,969)	(442,841)

Total stockholders’ (deficit) equity	(8,236)	28,192
Total liabilities and stockholders’ (deficit) equity	$168,585	$214,307
See accompanying notes to consolidated financial statements.

Appgate, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2021 and 2020
(in thousands, except share and per share information)

	(As Restated)	(As Restated)
	2021	2020
Revenue	$43,033	$33,155
Cost of revenue, exclusive of amortization shown below	16,069	15,560
Amortization expense	4,525	6,168
Total cost of revenue	20,594	21,728
Gross profit	22,439	11,427
Operating expenses:
Sales and marketing	39,167	27,251
Research and development	10,727	9,792
General and administrative	18,282	15,935
Transaction costs	3,099	—
Depreciation and amortization	5,408	5,211
Total operating expenses	76,683	58,189
Loss from continuing operations	(54,244)	(46,762)
Change in fair value of embedded derivative liability	(78,497)	—
Interest expense, net	(3,190)	(4,088)
Other expenses, net	(515)	(1,640)
Loss from continuing operations before income taxes	(136,446)	(52,490)
Income tax expense of continuing operations	(2,396)	(1,770)
Net loss from continuing operations	(138,842)	(54,260)
Net income from discontinued operations, net of tax	65,714	1,092
Net loss	$(73,128)	$(53,168)

(Loss) income per share:
Net loss from continuing operations per share of common stock - basic and diluted	$(3.48)	$(3.94)
Net income from discontinued operations per share of common stock - basic and diluted	$1.64	$0.08
Weighted-average shares used in computation - basic and diluted	39,951,865	13,757,550
See accompanying notes to consolidated financial statements.

Appgate, Inc.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2021 and 2020
(in thousands)

	(As Restated)	(As Restated)
	2021	2020
Net loss	$(73,128)	$(53,168)
Other comprehensive loss:
Change in foreign currency translation	(1,317)	(1,117)
Other comprehensive loss	(1,317)	(1,117)
Comprehensive loss	$(74,445)	$(54,285)
See accompanying notes to consolidated financial statements.

Appgate, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2021 and 2020
(in thousands, except share information)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019 (As Restated)	—	$—	13,757,550	$14	$466,242	$449	$(389,673)	$77,032
Equity-based compensation	—	—	—	—	3,691	—	—	3,691
Transactions with former Parent (Notes 2 and 5)	—	—	—	—	1,754	—	—	1,754
Net loss	—	—	—	—	—	—	(53,168)	(53,168)
Other comprehensive loss	—	—	—	—	—	(1,117)	—	(1,117)
Balance as of December 31, 2020 (As Restated)	—	—	13,757,550	14	471,687	(668)	(442,841)	28,192
Recapitalization	—	—	886,190	1	(109)	—	—	(108)
Stock issued in connection with Merger	—	—	117,149,920	117	(1,634)	—	—	(1,517)
Equity-based compensation	—	—	—	—	3,401	—	—	3,401
Transactions with former Parent (Notes 2 and 5)	—	—	—	—	36,241	—	—	36,241
Net loss	—	—	—	—	—	—	(73,128)	(73,128)
Other comprehensive loss	—	—	—	—	—	(1,317)	—	(1,317)
Balance as of December 31, 2021 (As Restated)	—	$—	131,793,660	$132	$509,586	$(1,985)	$(515,969)	$(8,236)
See accompanying notes to consolidated financial statements.

Appgate, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021 and 2020
(in thousands)

	(As Restated)	(As Restated)
	2021	2020
Cash flows from operating activities:
Net loss	$(73,128)	$(53,168)
Net income from discontinued operations, including gain on sale of $64.6 million, net of tax in 2021	(65,714)	(1,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,933	11,379
Equity-based compensation	3,460	4,235
Amortization of deferred contract acquisition costs	5,333	3,987
Loss on disposal of assets	—	1,683
Change in fair value of embedded derivative liability	78,497	—
Amortization of debt issuance costs	212	—
Operating lease amortization	140	57
(Reversal of) Provision for allowance for doubtful accounts	(95)	364
Deferred income taxes	95	(632)
Changes in assets and liabilities:
Accounts receivable	5,405	(5,175)
Contract assets	(3,419)	801
Prepaid and other current assets	(4,141)	(776)
Due from affiliates, net	3,252	9,737
Deferred contract acquisition costs	(6,467)	(5,368)
Other assets	—	27
Accounts payable	(2,247)	5,329
Accrued expenses	(2,795)	40
Deferred revenue	(1,236)	1,898
Other current liabilities	—	(58)
Other liabilities	—	248
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(52,915)	(26,484)
Net cash, cash equivalents and restricted cash provided by operating activities of discontinued operations	849	9,388
Net cash, cash equivalents and restricted cash used in operating activities	(52,066)	(17,096)
Cash flows from investing activities:
Purchases of property and equipment	(920)	(1,074)
Net cash, cash equivalents and restricted cash used in investing activities of continuing operations	(920)	(1,074)
Net cash, cash equivalents and restricted cash provided by investing activities of discontinued operations	125,022	—
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	124,102	(1,074)
Cash flows from financing activities:
Recapitalization, net of costs (Note 3)	(1,502)	—
Proceeds from convertible senior notes	75,000	—
Payment of debt issuance costs	(2,244)	—
Repayment of Promissory Notes	(119,640)	—
Proceeds from Promissory Notes	—	19,429

Repayment of finance leases	(22)	(21)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities of continuing operations	(48,408)	19,408
Effect of foreign currency exchange rates on cash	(1,786)	(1,746)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,842	(508)
Cash, cash equivalents and restricted cash at beginning of period	5,621	6,156
Cash, cash equivalents and restricted cash at end of period	27,463	5,648
Less cash of discontinued operations	—	(27)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$27,463	$5,621

Cash and cash equivalents	$25,990	$3,505
Restricted cash	1,473	2,116
Cash, cash equivalents and restricted cash of continuing operations at end of period	$27,463	$5,621

Supplemental cash flow information:
Cash paid for interest	$2,272	$—
Cash paid for income taxes, net of refunds	$2,440	$1,137
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,383	$583
Non-cash increase to paid-in capital as a result of settlement of transactions with former Parent	$36,241	$1,754
Non-cash decrease to paid-in capital as a result of reverse merger transaction	$132	$—
See accompanying notes to consolidated financial statements.

Appgate, Inc.
Notes to Consolidated Financial Statements

Note 1. Restatement of Previously Issued Financial Statements
Background to Restatement

The accompanying consolidated financial statements have been restated as a result of the following accounting errors, all of which are further described below: (i) accounting for revenue recognition, specifically the allocation of standalone selling price on sales of software through term-based license agreements; (ii) the amortization pattern in accounting for incremental costs to obtain a contract with a customer; and (iii) disclosures of diluted earnings (loss) per share. Appgate, Inc. (“Appgate”, the “Company”, “we”, “us”, or “our”) announced its decision to restate these financial statements on November 8, 2022.

•Revenue Recognition – Allocation of Standalone Selling Price – We recognize revenue under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606, Accounting from Contracts with Customers (“ASC 606”). Under ASC 606, we recognize revenue when our customers obtain control of goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. We primarily sell our software through on-premise term-based license agreements, perpetual license agreements and software as a service (“SaaS”) subscriptions, which allow our customers to use our SaaS services without taking possession of the software. Our agreements with customers for software licenses may include maintenance contracts and may also include professional services contracts.

We have determined that our sales contracts for term-based license agreements contain multiple distinct performance obligations (i.e., obligation to deliver the software license and the obligation to provide support and maintenance over the term of the agreement). In accounting for those arrangements, we allocate the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). We determine the transaction price with reference to the SSP of the various performance obligations inherent within a contract. We corrected our accounting estimate for SSP as it relates to term-based license arrangements, specifically the estimate used to allocate the transaction price between the license and the support and maintenance obligations in term-based license agreements (the “Revenue Recognition Error”). The change in the allocation estimate results in more transaction price being allocated to the support and maintenance portion of multi-year term-based license agreements, which changes our periodic recognition of revenue under these agreements.

The Revenue Recognition Error had an effect on amounts reported for continuing and discontinued operations for 2021 and 2020 and on the gain on disposal of discontinued operations in 2021. The effect of the Revenue Recognition Error was as follows:

–overstatement of revenue of $2.3 million and $0.6 million for 2021 and 2020, respectively;
–overstatement of contract assets of $3.4 million and $1.1 million as of December 31, 2021 and 2020, respectively;
–understatement of deferred revenue of $0.3 million and $0.2 million as of December 31, 2021 and 2020, respectively;
–(understatement) overstatement of net income from discontinued operations, net of tax of $(3.6) million and $0.1 million for 2021 and 2020, respectively;
–overstatement of current assets of discontinued operations of $2.7 million as of December 31, 2020;
–understatement of current liabilities of discontinued operations of $0.6 million as of December 31, 2020; and
–understatement of accumulated deficit of $3.3 million and $4.5 million as of December 31, 2021 and 2020, respectively.

•Incremental Costs to Obtain a Contract with a Customer – Amortization Pattern – We capitalize incremental costs associated with obtaining customer contracts, specifically certain commission payments, and incur commission expense on an ongoing basis. We corrected the pattern of amortization of these deferred costs to allocate the combined commission asset to the individual performance obligations and amortize each respective portion based on the pattern of performance for the underlying performance obligation (the “Amortization Error”). Prior to the change, commission expense was expensed ratably over five years. The change in the pattern of amortization of deferred contract acquisition costs accelerates the recognition of commission expense.

Appgate, Inc.
Notes to Consolidated Financial Statements

The Amortization Error had an effect on amounts reported for continuing and discontinued operations for 2021 and 2020 and on the gain on disposal of discontinued operations in 2021. The effect of the Amortization Error was as follows:

–understatement of sales and marketing expenses of $2.0 million and $2.1 million for 2021 and 2020, respectively;
–understatement of research and development expenses of $10 thousand in 2020;
–understatement of general and administrative expenses of $0.1 million in each of 2021 and 2020;
–overstatement of deferred contract acquisition costs of $7.9 million and $5.8 million as of December 31, 2021 and 2020, respectively;
–(understatement) overstatement of net income from discontinued operations, net of tax of $(2.2) million and $59 thousand for 2021 and 2020, respectively;
–overstatement of current assets of discontinued operations of $2.3 million as of December 31, 2020;
–understatement of accumulated deficit of $8.0 million and $8.2 million as of December 31, 2021 and 2020, respectively; and
–understatement of accumulated other comprehensive loss of $85 thousand and $1 thousand as of December 31, 2021 and 2020, respectively.

•Diluted Earnings (Loss) per Share – In 2021, our diluted loss per share of common stock calculation included the effect of the issuance of 10,982,805 shares of our common stock underlying the Company’s outstanding Convertible Senior Notes (as defined in Note 12). The Convertible Senior Notes are convertible at any time prior to their maturity at the option of the holders thereof. These potentially dilutive shares should have instead been excluded from diluted (loss) income per share, as their effect was anti-dilutive and reduced net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share for the year ended December 31, 2021 should have been the same. Although the foregoing error, by itself, affected only diluted (loss) income per share, both basic and diluted earnings (loss) per share are impacted by the errors described above and were restated accordingly.

The errors did not have an impact on the Company’s net cash or liquidity.

As discussed in more detail below, we have separately quantified the impact of the various accounting adjustments on our 2021 and 2020 consolidated financial statements. The impact to our accumulated deficit for periods prior to 2020 is reflected in our consolidated financial statements as an adjustment to the beginning balance of our accumulated deficit as of January 1, 2020. The $9.9 million cumulative increase in accumulated deficit for periods prior to 2020 resulted primarily from adjustments related to revenue recognition and incremental costs to obtain a contract with a customer, and the related impact to discontinued operations. The cumulative impact to the Company’s accumulated deficit through December 31, 2021 is summarized below (in thousands):

Cumulative (Decrease) Increase
Pre-tax restatement adjustments to continuing operations:
Accounting for revenue recognition	$3,587
Accounting for incremental costs to obtain a contract with a customer	7,883
Total pre-tax restatement adjustments to continuing operations	11,470
Income tax impact of restatement adjustments to continuing operations	(110)
Total restatement impact from adjustments to continuing operations	11,360
Pre-tax restatement adjustments to discontinued operations:
Accounting for revenue recognition	3,414
Accounting for incremental costs to obtain a contract with a customer	2,349
Impact of restatement adjustments to gain on disposal	(5,786)
Total restatement impact from adjustments to discontinued operations	(23)
Total restatement impact to accumulated deficit	$11,337

Appgate, Inc.
Notes to Consolidated Financial Statements

As a result of the corrections reflected in the restatement, our income tax expense on continuing operations was reduced by approximately $38 thousand and $0.1 million for 2021 and 2020, respectively, primarily from changes in deferred taxes. See Note 18, Income Taxes, for additional details regarding income taxes.

Following are the reconciliations of previously reported to restated figures (in thousands, except share and per share information):

Appgate, Inc.
Notes to Consolidated Financial Statements

	(As Reported)			(As Restated)	(As Reported)			(As Restated)
	2021	Adjustments		2021	2020	Adjustments		2020
ASSETS
Current assets:
Cash and cash equivalents	$25,990	$—		$25,990	$3,505	$—		$3,505
Restricted cash	1,473	—		1,473	2,116	—		2,116
Accounts receivable, net of allowance	6,848	—		6,848	12,052	—		12,052
Contract assets	1,639	(181)	(a)	1,458	1,427	(217)	(a)	1,210
Deferred contract acquisition costs, current	3,464	(2,145)	(b)	1,319	3,065	(1,478)	(b)	1,587
Prepaid and other current assets	6,196	—		6,196	2,012	—		2,012
Due from former Parent, net (Note 5)	—	—		—	1,183	—		1,183
Current assets of discontinued operations	—	—		—	66,604	(5,036)	(a), (b)	61,568
Total current assets	45,610	(2,326)		43,284	91,964	(6,731)		85,233
Property and equipment, net	2,115	—		2,115	1,829	—		1,829
Operating lease right-of-use assets	2,497	—		2,497	2,008	—		2,008
Contract assets, noncurrent	11,800	(3,170)	(a)	8,630	6,496	(931)	(a)	5,565
Deferred contract acquisition costs, noncurrent	8,749	(5,763)	(b)	2,986	5,791	(4,317)	(b)	1,474
Goodwill	71,604	—		71,604	71,604	—		71,604
Intangible assets, net	36,459	—		36,459	45,642	—		45,642
Deferred income taxes	793	70	(c)	863	735	33	(c)	768
Other assets	147	—		147	184	—		184
Total assets	$179,774	$(11,189)		$168,585	$226,253	$(11,946)		$214,307
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,483	$—		$4,483	$6,558	$—		$6,558
Accrued expenses	12,232	(39)	(c)	12,193	9,156	(39)	(c)	9,117
Operating lease liabilities, current	798	—		798	779	—		779
Deferred revenue, current	4,813	461	(a)	5,274	5,995	170	(a)	6,165
Other current liabilities	—	—		—	15	—		15
Promissory Notes, including accrued interest	—	—		—	153,811	—		153,811
Current liabilities of discontinued operations	—	—		—	6,548	610	(a)	7,158
Total current liabilities	22,326	422		22,748	182,862	741		183,603
Deferred revenue, noncurrent	906	(189)	(a)	717	995	(2)	(a)	993
Operating lease liabilities, noncurrent	1,891	—		1,891	1,256	—		1,256
Convertible senior notes, net	72,968	—		72,968	—	—		—
Embedded derivative liability	78,497	—		78,497	—	—		—
Other liabilities	—	—		—	263	—		263
Total liabilities	176,588	233		176,821	185,376	739		186,115
Stockholders' (deficit) equity:
Preferred stock	—	—		—	—	—		—
Common stock	132	—		132	14	—		14
Additional paid-in capital	509,586	—		509,586	471,687	—		471,687
Accumulated other comprehensive loss	(1,900)	(85)	(a)	(1,985)	(667)	(1)	(a)	(668)
Accumulated deficit	(504,632)	(11,337)	(a), (b), (c)	(515,969)	(430,157)	(12,684)	(a), (b), (c)	(442,841)
Total stockholders' (deficit) equity	3,186	(11,422)		(8,236)	40,877	(12,685)		28,192
Total liabilities and stockholders' (deficit) equity	$179,774	$(11,189)		$168,585	$226,253	$(11,946)		$214,307

Appgate, Inc.
Notes to Consolidated Financial Statements

	(As Reported)			(As Restated)	(As Reported)			(As Restated)
	2021	Adjustments		2021	2020	Adjustments		2020
Revenue	$45,311	$(2,278)	(a)	$43,033	$33,729	$(574)	(a)	$33,155
Cost of revenue, exclusive of amortization shown below	16,069	—		16,069	15,560	—		15,560
Amortization expense	4,525	—		4,525	6,168	—		6,168
Total cost of revenue	20,594	—		20,594	21,728	—		21,728
Gross profit	24,717	(2,278)		22,439	12,001	(574)		11,427
Operating expenses:
Sales and marketing	37,150	2,017	(b)	39,167	25,175	2,076	(b)	27,251
Research and development	10,727	—	(b)	10,727	9,782	10	(b)	9,792
General and administrative	18,209	73	(b)	18,282	15,824	111	(b)	15,935
Transaction costs	3,099	—		3,099	—	—		—
Depreciation and amortization	5,408	—		5,408	5,211	—		5,211
Total operating expenses	74,593	2,090		76,683	55,992	2,197		58,189
Loss from continuing operations	(49,876)	(4,368)		(54,244)	(43,991)	(2,771)		(46,762)
Change in fair value of embedded derivative liability	(78,497)	—		(78,497)	—	—		—
Interest expense, net	(3,190)	—		(3,190)	(4,088)	—		(4,088)
Other expenses, net	(515)	—		(515)	(1,640)	—		(1,640)
Loss from continuing operations before income taxes	(132,078)	(4,368)		(136,446)	(49,719)	(2,771)		(52,490)
Income tax expense of continuing operations	(2,434)	38	(c)	(2,396)	(1,842)	72	(c)	(1,770)
Net loss from continuing operations	(134,512)	(4,330)		(138,842)	(51,561)	(2,699)		(54,260)
Net income from discontinued operations, net of tax	60,037	5,677	(a), (b)	65,714	1,136	(44)	(a), (b)	1,092
Net loss	$(74,475)	$1,347		$(73,128)	$(50,425)	$(2,743)		$(53,168)

(Loss) income per share:
Net loss from continuing operations per share of common stock - basic	$(3.37)	$(0.11)		$(3.48)	$(3.75)	$(0.19)		$(3.94)
Net loss from continuing operations per share of common stock - diluted	$(1.10)	$(2.38)		$(3.48)	$(3.75)	$(0.19)		$(3.94)
Net income from discontinued operations per share of common stock - basic	$1.50	$0.14		$1.64	$0.08	$—		$0.08
Net income from discontinued operations per share of common stock - diluted	$1.18	$0.46		$1.64	$0.08	$—		$0.08
Weighted-average shares used in computation
Basic	39,951,865	—		39,951,865	13,757,550	—		13,757,550
Diluted	50,934,670	(10,982,805)		39,951,865	13,757,550	—		13,757,550

Appgate, Inc.
Notes to Consolidated Financial Statements

	(As Reported)			(As Restated)	(As Reported)			(As Restated)
	2021	Adjustments		2021	2020	Adjustments		2020
Cash flows from operating activities:
Net loss	$(74,475)	$1,347		$(73,128)	$(50,425)	$(2,743)		$(53,168)
Net income from discontinued operations, net of tax	(60,037)	(5,677)	(a), (b)	(65,714)	(1,136)	44	(a), (b)	(1,092)
Adjustments to reconcile net loss to net cash used in operating activities:		—				—
Depreciation and amortization	9,933	—		9,933	11,379	—		11,379
Equity-based compensation	3,460	—		3,460	4,235	—		4,235
Amortization of deferred contract acquisition costs	3,220	2,113	(b)	5,333	1,790	2,197	(b)	3,987
Loss on disposal of assets	—	—		—	1,683	—		1,683
Change in fair value of embedded derivative liability	78,497	—		78,497	—	—		—
Amortization of debt issuance costs	212	—		212	—	—		—
Operating leases, net	140	—		140	57	—		57
(Reversal of) Provision for allowance for doubtful accounts	(95)	—		(95)	364	—		364
Deferred income taxes	58	37	(c)	95	(665)	33	(c)	(632)
Changes in assets and liabilities:		—				—
Accounts receivable	5,405	—		5,405	(5,175)	—		(5,175)
Contract assets	(5,631)	2,212	(a)	(3,419)	242	559	(a)	801
Prepaid and other current assets	(4,141)	—		(4,141)	(776)	—		(776)
Due from affiliates, net	3,252	—		3,252	9,737	—		9,737
Deferred contract acquisition costs	(6,467)	—		(6,467)	(5,368)	—		(5,368)
Other assets	—	—		—	27	—		27
Accounts payable	(2,247)	—		(2,247)	5,329	—		5,329
Accrued expenses	(2,720)	(75)	(c)	(2,795)	145	(105)	(c)	40
Deferred revenue	(1,279)	43	(a)	(1,236)	1,883	15	(a)	1,898
Other current liabilities	—	—		—	(58)	—		(58)
Other liabilities	—	—		—	248	—		248
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(52,915)	—		(52,915)	(26,484)	—		(26,484)
Net cash, cash equivalents and restricted cash provided by operating activities of discontinued operations	849	—		849	9,301	87	(d)	9,388
Net cash, cash equivalents and restricted cash used in operating activities	(52,066)	—		(52,066)	(17,183)	87		(17,096)
Cash flows from investing activities:
Purchases of property and equipment	(920)	—		(920)	(1,074)	—		(1,074)
Net cash, cash equivalents and restricted cash used in investing activities of continuing operations	(920)	—		(920)	(1,074)	—		(1,074)
Net cash, cash equivalents and restricted cash provided by investing activities of discontinued operations	125,022	—		125,022	—	—		—
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	124,102	—		124,102	(1,074)	—		(1,074)
Cash flows from financing activities:
Recapitalization, net of costs (Note 3)	(1,502)	—		(1,502)	—	—		—
Proceeds from convertible senior notes	75,000	—		75,000	—	—		—
Payment of debt issuance costs	(2,244)	—		(2,244)	—	—		—
Repayment of Promissory Notes	(119,640)	—		(119,640)	—	—		—
Proceeds from Promissory Notes	—	—		—	19,429	—		19,429
Repayment of finance leases	(22)	—		(22)	(21)	—		(21)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities of continuing operations	(48,408)	—		(48,408)	19,408	—		19,408

Appgate, Inc.
Notes to Consolidated Financial Statements

Effect of foreign currency exchange rates on cash	(1,786)	—	(1,786)	(1,746)	—		(1,746)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,842	—	21,842	(595)	87		(508)
Cash, cash equivalents and restricted cash at beginning of period	5,621	—	5,621	6,243	(87)	(d)	6,156
Cash, cash equivalents and restricted cash at end of period	27,463	—	27,463	5,648	—		5,648
Less cash of discontinued operations	—	—	—	(27)	—		(27)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$27,463	$—	$27,463	$5,621	$—		$5,621

Cash and cash equivalents	$25,990	$—	$25,990	$3,505	$—		$3,505
Restricted cash	1,473	—	1,473	2,116	—		2,116
Total cash, cash equivalents and restricted cash of continuing operations at end of period	$27,463	$—	$27,463	$5,621	$—		$5,621

Footnotes to tables:
(a) Accounting adjustment related to the Revenue Recognition Error.
(b) Accounting adjustment related to the Amortization Error.
(c) Accounting adjustment resulting from the impact of the corrections of (a) and (b) on our income tax expense.
(d) Immaterial revision to adjust beginning cash, cash equivalents and restricted cash balance to exclude the cash, cash equivalents and restricted cash balance of discontinued operations.

The Company has also restated quarterly information for 2021 - see Note 21.
Note 2. Business and Summary of Significant Accounting Policies
Merger with Newtown

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
Formation and Cyxtera Spin-Off
Prior to December 31, 2019, Legacy Appgate was wholly owned by Cyxtera Technologies, Inc. (“Cyxtera” or “former Parent”).
On December 31, 2019, the boards of directors of SIS Holdings GP LLC (“SIS GP”), the sole general partner of SIS Holdings LP, Cyxtera’s then sole stockholder (“SIS Holdings”), and Cyxtera, approved several transactions to

Appgate, Inc.
Notes to Consolidated Financial Statements

reorganize Cyxtera’s cybersecurity business. In connection with the reorganization, Cyxtera redeemed, cancelled and retired 0.04 of a share of its common stock, par value $0.01, held by SIS Holdings, representing the relative fair value of all of the outstanding equity interests of Cyxtera’s cybersecurity business, in exchange for the transfer by Cyxtera of all issued and outstanding equity interests of the cybersecurity business (the “Cyxtera Spin-Off”) to SIS Holdings. The Cyxtera Spin-Off was accounted for as a common control transaction. Accordingly, the Cyxtera Spin-Off was accounted for by Appgate as a carve out from Cyxtera and has been accounted for based upon the guidance in ASC Topic 805-50, Business Combinations, which requires receiving entities to recognize the net assets received at their historical carrying amounts.
Transactions with former Parent recognized in our consolidated statements of changes in stockholders’ equity resulted from the settlement of and carve out adjustments related to transactions with and allocations from our former Parent.
Sale of Brainspace
On September 30, 2020, Legacy Appgate adopted a plan for the sale of Brainspace Corporation (“Brainspace”), which met the criteria for discontinued operations under ASC Topic 205-20, Presentation of Financial Statements – Discontinued Operations – see Note 6 for discontinued operations disclosures. Legacy Appgate executed a securities purchase agreement with respect to the sale of 100% of the outstanding equity interests of Brainspace for cash consideration of $125.0 million on December 17, 2020, and the sale transaction closed on January 20, 2021. Brainspace offered a comprehensive and advanced data analytics platform for investigations, eDiscovery, intelligence mining, and compliance.
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
Risks and Uncertainties due to COVID-19 Pandemic
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered in 2022. Much uncertainty still surrounds the pandemic, including its duration and ultimate overall impact on our operations. Management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2020 or 2021, management took measures

Appgate, Inc.
Notes to Consolidated Financial Statements

during such period to minimize the risks from the pandemic. Those measures were aimed at safeguarding the Company, and the health, safety and well-being of our employees and customers.

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
Our trade receivables are derived from sales to a diverse set of customers located in the following main geographical regions: United States and Canada (“US&C”); Latin America (“LATAM”); Europe, the Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Concentration of credit risk with respect to trade receivables is mitigated by credit limits, ongoing credit evaluation and account monitoring procedures.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Our term-based license arrangements include both an obligation to provide the right to use our software, as well as an obligation to provide support and maintenance for the duration of the term. Our perpetual software licenses include the perpetual obligation to provide the right to use our software and may include an obligation to provide support and maintenance for a limited period of time. Our SaaS products provide access to SaaS services as well as support, which we consider to be a single performance obligation.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Property and Equipment, Net
Property and equipment, net is stated at historical cost net of accumulated depreciation. Property and equipment, excluding leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Assets and liabilities of a discontinued operation are reclassified for all comparative periods presented in the consolidated balance sheet. Refer to Note 6 – Discontinued Operations for additional information regarding our assets and liabilities held for sale.
Discontinued Operations
We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company (i) meets the held-for-sale classification criteria, is disposed of by sale, or disposed of other than by sale, and (ii) represents a strategic shift that will have a major effect on our operations and financial results. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented. Unless otherwise noted, discussion in the notes to our consolidated financial statements refers to the Company’s continuing operations only. Refer to Note 6 – Discontinued Operations for additional information regarding our discontinued operations.

Appgate, Inc.
Notes to Consolidated Financial Statements

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
As described in Note 12, we have determined that the conversion feature under our Convertible Senior Notes (as defined in Note 12) requires bifurcation from the debt host agreement in accordance with ASC 815. Accordingly, we recognize a derivative liability at fair value for this instrument in our consolidated balance sheet and adjust the carrying value of the liability to fair value at each reporting period until the conversion feature underlying the instrument is exercised, redeemed, cancelled or expires. The changes in fair value are recorded as other expense in our consolidated statement of operations.

Appgate, Inc.
Notes to Consolidated Financial Statements

Equity-based Compensation
SIS Holdings issued equity awards in the form of profit interest units (“PIUs”) to certain employees of Appgate and its affiliates. Compensation expense related to PIU awards is based on the fair value of the underlying units on the grant date. Fair value of PIUs is estimated using a Black-Scholes option pricing model (“OPM”), which requires assumptions as to expected volatility, dividends, term, and risk-free rates. These PIUs vest based on a service condition. For additional information regarding equity-based compensation, see Note 15 – Profit Interest Units of SIS Holdings LP.
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
Income Taxes
Through December 31, 2019, the operations of Legacy Appgate were included in the consolidated U.S. federal, state, local and foreign income tax returns, filed by Cyxtera, where applicable. In jurisdictions in which we were included in Cyxtera’s tax returns, any income taxes payable/receivable resulting from the related income tax provisions have been reflected in the balance sheets of each separate entity’s provision. See Note 5 – Transactions with Former Parent – Cyxtera.
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
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate to 21 percent, imposed a minimum tax on foreign earnings related to intangible assets called global intangible low-taxed income (“GILTI”), a one-time transition tax on previously unremitted foreign earnings, and modified the taxation of other income and expense items. With regards to the GILTI minimum tax, foreign earnings are reduced by the profit attributable to tangible assets and a deductible allowance of up to 50 percent, subject to annual limitations. For GILTI, we have elected to account for the impact of the minimum tax as a period cost when incurred. The effects of the Tax Act on the measurement of deferred tax assets and liabilities and other aspects of our income tax provision are described in greater detail in Note 18 – Income Taxes.
Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to unrealized foreign currency gains or losses that are recorded as an element of stockholders’ equity and are excluded from net loss.

Appgate, Inc.
Notes to Consolidated Financial Statements

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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Note 3. Merger Transaction
On October 12, 2021, Legacy Appgate completed the Merger. Upon consummation of the Merger, Newtown issued 117,149,920 shares of its common stock to SIS Holdings, the sole stockholder of Legacy Appgate as of immediately prior to the closing, in exchange for all outstanding shares of Legacy Appgate common stock.

In connection with the Merger, Newtown issued 666,667 shares of Newtown common stock to an advisor of Newtown (the “Advisor”) and one or more existing stockholders of Newtown contributed 666,667 shares of Newtown common stock to Newtown. On October 12, 2021, in connection with closing, Newtown entered into a supplemental agreement (the “Supplemental Agreement”) with Legacy Appgate and Magnetar, as representative of the holders of the Convertible Senior Notes (as defined in Note 12), pursuant to which Newtown, among other things, unconditionally guaranteed all of Legacy Appgate’s Obligations (as defined in the Note Issuance Agreement described and defined in Note 12), including the Convertible Senior Notes, and assumed all of Legacy Appgate’s Conversion Obligations and Change of Control Conversion Obligations (each as defined in the Note Issuance Agreement).

Immediately after giving effect to the Merger and assuming no conversion of the Convertible Senior Notes and no issuance of shares under the 2021 Plan (as defined in Note 22), the holders of Newtown’s common stock as of immediately prior to the closing of the Merger, together with the Advisor, own an aggregate of approximately 11% of the Company’s common stock and SIS Holdings, the sole stockholder of Legacy Appgate as of immediately prior to the closing of the Merger, owns an aggregate of approximately 89% of the Company’s common stock. The accumulated deficit of Newtown was eliminated to reflect the legal capitalization of the combined entity upon the completion of the Merger.

As a result of the Merger, SIS Holdings became the controlling stockholder of the Company. Accordingly, the Merger of Newtown’s wholly owned subsidiary, Merger Sub, with and into Legacy Appgate was a reverse merger that was accounted for as a recapitalization of Legacy Appgate. As described in Note 2, upon completion of the Merger, Newtown changed its name to Appgate, Inc.

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

Appgate, Inc.
Notes to Consolidated Financial Statements

Note 4. Income (Loss) per Common Share
Basic loss per common share is computed by dividing net loss (the numerator) by the weighted-average number of shares of common stock outstanding (the denominator) for the period. Diluted loss per common share assumes that any dilutive equity instruments were exercised with outstanding common stock adjusted accordingly when the conversion of such instruments would be dilutive.
For 2021, the Company's potential dilutive shares consist of 10,982,805 shares of Appgate’s common stock underlying the Convertible Senior Notes that is convertible at any time at the option of the holders of the Convertible Senior Notes prior to their maturity - see Note 12. These potentially dilutive shares have been excluded from diluted (loss) income per share for the 2021 period as the effect would be to reduce the net loss per share and have an anti-dilutive effect. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share is the same in 2021.
Weighted average shares of common stock outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Merger as if these shares had been outstanding as of the beginning of the earliest period presented.

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	2021	2020	2021	2020
	Continuing operations		Discontinued operations
Numerator:
Net (loss) income attributable to common stockholders - basic	$(138,842)	$(54,260)	$65,714	$1,092
Add: Effect of mark-to-market adjustment recognized during the period	78,497	—	—	—
Net (loss) income attributable to common stockholders - diluted	$(60,345)	$(54,260)	$65,714	$1,092

Denominator:
Weighted-average shares of common stock - basic	39,951,865	13,757,550	39,951,865	13,757,550
Effect from conversion of shares of common stock under the Convertible Senior Notes (Note 12)	10,982,805	—	10,982,805	—
Weighted-average shares of common stock - diluted	50,934,670	13,757,550	50,934,670	13,757,550

Basic earnings per share	$(3.48)	$(3.94)	$1.64	$0.08
Diluted earnings per share	$(3.48)	$(3.94)	$1.64	$0.08
Note 5. Transactions with Former Parent – Cyxtera
As discussed in Note 2, on December 31, 2019, Cyxtera consummated the Cyxtera Spin-Off, following which Legacy Appgate became a stand-alone entity. The transaction separated Cyxtera’s data center business from Legacy Appgate’s cybersecurity business. Over time, Legacy Appgate has entered into several agreements and transactions with Cyxtera (and/or one or more of its subsidiaries), SIS Holdings and certain equity owners of SIS Holdings. These agreements, relationships and transactions are described below.
Service Provider Fees
In connection with the formation of Cyxtera in 2017, certain equity owners of SIS Holdings and/or affiliates thereof (collectively, the “Service Providers”) entered into a Services Agreement (the “Services Agreement”) with Cyxtera and all of Cyxtera’s subsidiaries and controlled affiliates as of such date, including Legacy Appgate (collectively, the

Appgate, Inc.
Notes to Consolidated Financial Statements

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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Note 6. Discontinued Operations
As stated in Note 2, on January 20, 2021, Legacy Appgate completed the sale of 100% of the outstanding equity interests of its formerly wholly owned subsidiary, Brainspace, for $125.0 million. We recorded a gain on the sale of Brainspace of $64.6 million. We have classified the results of Brainspace as discontinued operations in our consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations.
The major classes of assets and liabilities attributable to discontinued operations as of December 31, 2020 (As Restated) are presented below (in thousands):

ASSETS
Current assets:
Cash	$27
Accounts receivable, net of allowance of $97	5,202
Contract assets	208
Deferred contract acquisition costs, current	279
Total current assets	5,716
Contract assets, noncurrent	5,732
Deferred contract acquisition costs, noncurrent	666
Goodwill	33,696
Intangible assets, net	15,758
Total assets	$61,568
LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable	$128
Accrued expenses	4,993
Deferred revenue	1,857
Total current liabilities	6,978
Other liabilities	180
Total liabilities	7,158
Net assets	$54,410
Total assets and total liabilities as of December 31, 2020 were classified as current assets and liabilities of discontinued operations in the December 31, 2020 consolidated balance sheet.

Appgate, Inc.
Notes to Consolidated Financial Statements

The major items constituting net income attributable to discontinued operations for 2021 and 2020 are presented below (in thousands):

	(As Restated)	(As Restated)
	2021	2020
Revenue	$2,111	$17,829
Cost of revenue, exclusive of amortization shown below	142	2,492
Amortization expense	—	2,296
Total cost of revenue	142	4,788
Gross profit	1,969	13,041
Operating expenses:
Sales and marketing	240	3,337
Research and development	290	4,285
General and administrative	—	2,811
Depreciation and amortization (1)	—	1,094
Total operating expenses	530	11,527
Income from operations	1,439	1,514
Gain on the disposal of the discontinued operation	64,621	—
Other expense, net	—	(422)
Income from discontinued operations	66,060	1,092
Income tax expense of discontinued operations	(346)	—
Net income of discontinued operations, net of tax	$65,714	$1,092
(1)Comprises depreciation and amortization expense of direct Brainspace intangibles.
Note 7. Revenue
Disaggregation of Revenue
The following table summarizes our revenue by category (in thousands):

	(As Restated)	(As Restated)
	2021	2020
Subscription revenue:
Multi-year subscription term-based licenses	$11,101	$6,062
1-year subscription term-based licenses	8,568	4,984
Total subscription term-based licenses	19,669	11,046
Subscription SaaS	10,526	9,173
Support and maintenance	4,140	3,352
Total subscription revenue	34,335	23,571
Perpetual licenses	2,055	2,770
Services and other	6,643	6,814
Total	$43,033	$33,155

Appgate, Inc.
Notes to Consolidated Financial Statements

The following table summarizes revenue by main geography in which we operate based on the billing address of customers (including, for the avoidance of doubt, resellers and managed service providers) who have contracted with us (in thousands):

	(As Restated)	(As Restated)
	2021	2020
Revenues by country (a):
United States	$20,568	$15,463
Colombia	6,735	3,521
Ecuador	3,332	3,765
Other	12,398	10,406
Total	$43,033	$33,155
Revenues by main geography:
US&C	$22,694	$16,568
LATAM	15,142	12,064
EMEA	2,906	2,790
APAC	2,291	1,733
Total	$43,033	$33,155
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
Contract liabilities consist of deferred revenue and include payments received in advance of performance under a customer contract. Such amounts are recognized as revenue over the remaining contractual period. In 2021 and 2020, we recognized revenue of $6.0 million and $4.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related year.
We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days to 45 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Unbilled receivables were $10.1 million and $6.8 million as of December 31, 2021 and 2020, respectively.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

Remaining Performance Obligations
The typical contractual term for term-based licenses and support and maintenance is one to three years. Most of our contracts are non-cancelable. However, customers typically have the right to terminate their contracts for cause if we fail to perform and cure within the applicable cure period. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $37.6 million. We expect to recognize 46% of the transaction price over the next 12 months, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	(As Restated)	(As Restated)
	2021	2020
Beginning balance	$3,061	$2,007
Capitalization of contract acquisition costs	6,193	4,927
Amortization of deferred contract acquisition costs	(5,333)	(3,987)
Impacts of foreign currency translation	384	114
Ending balance	$4,305	$3,061

Deferred contract acquisition costs, current	$1,319	$1,587
Deferred contract acquisition costs, noncurrent	$2,986	$1,474
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
Note 8. Financial Instruments and Fair Value Measurements
Our financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, our debt and an embedded derivative liability. Our debt consisted of our Convertible Senior Notes as of December 31, 2021 and our Promissory Notes as of December 31, 2020. The fair value of cash equivalents, accounts receivable, accounts payable, accrued expenses, and deferred revenue approximate their carrying value because of the short-term nature of these instruments. Refer to Note 5 – Transactions with Former Parent – Cyxtera, for the carrying amount and estimated fair value of our Promissory Notes as of December 31, 2020 and their subsequent repayment and extinguishment.

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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Note 9. Balance Sheet Components
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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Note 10. Goodwill and Intangible Assets
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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Note 11. Leases
We lease office space and certain colocation space under non-cancelable operating lease agreements. As described in Note 5, we were also party to agreements with Cyxtera that have been determined to be short-term leases and some that consisted solely of variable lease payments. We also leased certain equipment under finance lease arrangements that expired in November 2021. Finance leases were not significant and were included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2020.
Operating Leases
The following is a summary of our operating lease costs for 2021 and 2020 (in thousands):

	2021	2020
Operating lease cost	$1,120	$1,411
Short-term lease cost	68	1,611
Variable lease cost	76	334
Total operating lease costs	$1,264	$3,356
Included in 2020 short-term lease cost and variable lease cost above is $1.5 million and $0.1 million, respectively, charged to us by the Management Company under the Transition Services Agreement described in Note 5. Substantially all of the obligations under the Transition Services Agreement ceased on December 31, 2020. The Intercompany Master Services Agreement was terminated on July 29, 2021. The Transition Services Agreement ended on June 30, 2021.
The following table presents information about leases on our consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Operating lease right-of-use assets	$2,497	$2,008
Operating lease liabilities, current	$798	$779
Operating lease liabilities, noncurrent	$1,891	$1,256

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Note 12. Convertible Senior Notes
Convertible Senior Notes consist of the following as of December 31, 2021 (in thousands):

Principal amount of Convertible Senior Notes	$75,000
Unamortized debt issuance costs	(2,032)
Net carrying amount	$72,968
On February 9, 2021, Legacy Appgate issued $50.0 million in aggregate principal amount of convertible senior notes due 2024 (the “First Tranche”) to various funds managed by Magnetar Financial LLC (“Magnetar”). In connection with the closing of the Merger, Legacy Appgate issued an additional $25.0 million in aggregate principal balance in convertible notes to various funds managed by Magnetar (together with the First Tranche, the “Convertible Senior Notes”). The Convertible Senior Notes are subject to the terms and conditions of the note issuance agreement among Legacy Appgate, Legacy Appgate’s wholly owned domestic subsidiaries and Magnetar, the representative of the noteholders (the “Note Issuance Agreement”), and the note purchase agreement among Legacy Appgate and the lender parties thereto (the “Note Purchase Agreement”). Capitalized terms not otherwise defined in this Note 12 have the meanings ascribed to them in the Note Issuance Agreement.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

Interest on the Convertible Senior Notes is payable either entirely in cash or entirely in kind (“PIK Interest”), or a combination of cash and PIK Interest at our discretion. The Convertible Senior Notes bear interest at the annual rate of 5% with respect to interest payments made in cash and 5.50% with respect to PIK Interest, with interest payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2021. Additional notes (“PIK Notes”) to be issued for PIK Interest will have the same terms and conditions as the Convertible Senior Notes. The Note Issuance Agreement includes certain affirmative and financial covenants we are required to satisfy (as further described below). We were in compliance with all covenants as of December 31, 2021.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2021, the carrying amount of this embedded derivative included in our consolidated balance sheet was $78.5 million. The fair value of this derivative is estimated using Level 3 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 – Financial Instruments and Fair Value Measurements. Based on the estimated value of the derivative at December 31, 2021, if the noteholders were to exercise the conversion feature, they would receive approximately $3.5 million in excess over the aggregate principal amount on the Convertible Senior Notes.
Note 13. Commitments and Contingencies
Letters of Credit
As of December 31, 2021, we had $1.5 million in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee a subsidiary’s performance under contracts with customers and as a guarantee under the Company’s corporate credit card line. As of December 31, 2021, no amounts had been drawn on any of these irrevocable stand-by letters of credit.

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Note 14. Stockholders’ Equity
As of December 31, 2021, our authorized share capital consists of 1,000,000 shares of preferred stock and 270,000,000 shares of capital stock designated as common stock. As of December 31, 2021, we had 131,793,660 shares of common stock issued and outstanding. We do not have any shares of preferred stock issued and outstanding. As described in Note 2, on October 12, 2021, the Merger was consummated. In accordance with applicable guidance, the equity structure of Appgate has been restated in all comparative periods up to the closing date of the Merger to reflect the number of shares of Appgate’s common stock, $0.001 par value per share, issued to Legacy Appgate’s sole shareholder in connection with the Merger. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Appgate common stock prior to the Merger have been retroactively restated to reflect the new equity structure of Appgate post-merger.
Note 15. Profit Interest Units of SIS Holdings LP
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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Note 16. Cyxtera Management, Inc. Long-Term Incentive Plan
On February 13, 2018, the Management Company adopted the Cyxtera Management, Inc. Long-Term Incentive Plan (the “LTI Plan”). The purpose of the LTI Plan is to retain key talent, attract new employees, align particular behavior

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Note 17. 401(k) Savings Plan
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

Prior to January 1, 2021, Legacy Appgate’s employees were eligible to participate in the Cyxtera 401(k) Savings Plan (the “Cyxtera 401(k) Plan”), a defined contribution benefit plan sponsored by the Management Company. Under the Cyxtera 401(k) Plan, matching contributions were made equal to 100% of an employee’s salary deferral that does not exceed 1% of the employee’s compensation plus 50% of the salary deferral between 1% and 6% the employee’s compensation. Employees of Legacy Appgate were eligible to participate in the Cyxtera 401(k) Plan after the Cyxtera Spin-Off through December 31, 2020. Costs related to the participation of Legacy Appgate’s employees in the Cyxtera 401(k) Plan were charged back to Legacy Appgate by Cyxtera under the Transition Services Agreement described in Note 5 – Transactions with Former Parent – Cyxtera.
During 2021, we made matching contributions to the 401(k) Plan of $1.7 million. During 2020, we made matching contributions to the Cyxtera 401(k) Plan of $1.4 million. These amounts are included in the following captions in the consolidated statements of operations (in thousands):

	2021	2020
Cost of revenue	$344	$313
Sales and marketing	626	438
Research and development	518	463
General and administrative	218	183
Total	$1,706	$1,397
Note 18. Income Taxes
The amounts of (loss) income from continuing operations before income taxes was as follows (in thousands):

	(As Restated)	(As Restated)
	2021	2020
United States	$(137,102)	$(54,856)
Foreign	656	2,366
Total	$(136,446)	$(52,490)

Appgate, Inc.
Notes to Consolidated Financial Statements

The income tax expense from continuing operations for 2021 and 2020 consisted of the following (in thousands):

	(As Restated)	(As Restated)
	2021	2020
Current:
Federal	$—	$—
State	24	87
Foreign	2,467	1,051
Total current income tax expense	2,491	1,138
Deferred:
Federal	—	—
State	—	62
Foreign	(95)	570
Total deferred income tax (benefit) expense	(95)	632
Income tax expense	$2,396	$1,770
The effective tax rates for 2021 and 2020 were (1.8)% and (3.4)%, respectively. An income tax reconciliation between the U.S. Federal statutory tax rate of 21% for each of 2021 and 2020 and the effective tax rate is as follows (in thousands):

	(As Restated)		(As Restated)
	2021		2020
Income tax at U.S. Federal statutory income tax rate	$(28,654)	21.0%	$(11,023)	21.0%
State and local taxes, net of Federal income tax benefit	(1,469)	1.1%	(1,399)	2.6%
Valuation allowance	14,072	(10.3)%	11,614	(22.1)%
Change in fair value of embedded derivative liability	16,484	(12.1)%	—	0.0%
Nondeductible expenses	730	(0.5)%	940	(1.8)%
Taxes of foreign operations at rates different than U.S. Federal statutory income tax rate	1,936	(1.5)%	1,386	(2.6)%
Other	(703)	0.5%	252	(0.5)%
Total	$2,396	(1.8)%	$1,770	(3.4)%
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

Appgate, Inc.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consists of the following (in thousands):

	(As Restated)	(As Restated)
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$44,158	$61,151
Accrued expenses	1,270	2,449
Allowance for doubtful accounts	34	127
163(j) Interest expense limitation and carryforward	—	996
Total deferred tax assets	45,462	64,723
Deferred tax liabilities:
Property and equipment	(289)	(427)
Deferred revenue	(955)	(3,280)
Intangible assets	(6,907)	(14,099)
Deferred contract acquisition costs	(922)	(902)
Other	—	(79)
Total deferred tax liabilities	(9,073)	(18,787)
Valuation allowance	(35,526)	(45,168)
Deferred income tax asset, net	$863	$768
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
As of December 31, 2021, we had U.S. Federal NOL carryforwards of $181.4 million generated in tax years 2002 through 2021, of which $21.9 million will expire in 2035, $22.8 million will expire in 2036, $27.2 million will expire in 2037, and $109.5 million will carry forward indefinitely. We have state NOL carryforwards of $90.0 million generated in tax years 2007 through 2021. The state NOL carryforwards of $68.0 million will expire from 2022 to 2041 and $22.0 million will carry forward indefinitely. Additionally, we have foreign NOL carry forwards of $5.6 million generated from tax years 2006 through 2016, of which $5.6 million will carry forward indefinitely.
In addition to the NOL carryforwards discussed above, as a result of past acquisitions and the Merger, we have an additional $12.9 million of federal NOL carryforwards. Management has not concluded on the realizability of these NOLs or whether they may be limited by Internal Revenue Code Section 382. Accordingly, to reflect that a more likely than not determination has not been made, a deferred tax asset has not been recorded as of December 31, 2021.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, frequency and severity of current and cumulative losses, duration of statutory carryforward periods, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance against a portion of the Company’s deferred tax assets. As of December 31, 2021, we have recorded a valuation allowance of $35.5 million for the portion of the deferred tax asset that did not meet the more-likely-than-not realization criteria. We decreased the valuation allowance on our net deferred taxes by $9.6 million during 2021. The reduction in the valuation allowance during 2021 was primarily due to the realization of certain deferred tax assets against the taxable gain resulting from the sale of Brainspace - see Note 6.
We are subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2021, we were no longer subject to examination by the Internal Revenue Service for tax years prior to 2018 and generally not subject to examination by state tax authorities for tax years prior to 2016. With few exceptions, we are no longer subject to foreign

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Note 19. Segment and Geographic Information
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

Refer to Note 7 – Revenue, for information on revenue by geography.
Note 20. Related Party Transactions
Commercial Related Person Transactions with Cyxtera
Three members of our Board of Directors also serve on the board of directors of Cyxtera and, as of February 2, 2022, SIS Holdings owned approximately 61.5% of Cyxtera’s outstanding common stock. Our most significant related party relationships and transactions are with Cyxtera, the Management Company, SIS Holdings and certain of the equity owners of SIS Holdings. Those relationships and transactions are described in Notes 2 and 5. In addition, Legacy Appgate maintains a number of ordinary course commercial relationships, both as a customer and service provider, with Cyxtera.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

During 2021 and 2020, Cyxtera provided Legacy Appgate certain data center co-location and CXD services. During 2021 and 2020, Cyxtera charged Legacy Appgate $0.3 million and $0.2 million, respectively, for those services. As of December 31, 2020, Legacy Appgate had payables to Cyxtera (and/or its subsidiaries) for $0.2 million under these agreements. Open payables to Cyxtera (and/or its subsidiaries) as of December 31, 2021 were insignificant.
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
Other Related Party Transactions

CenturyLink Communications, LLC (“CenturyLink”), an approximate 10.4% owner of SIS Holdings and, as a result, an indirect beneficial owner of the Company, is a reseller of certain of our products and services. During 2021 and 2020, Legacy Appgate charged CenturyLink $0.8 million and $0.2 million, respectively, under contracts for certain cybersecurity products provided by Legacy Appgate to CenturyLink for resale by CenturyLink to end users. During 2021 and 2020, Legacy Appgate recognized $0.6 million and $0.2 million, respectively, as revenue from these contracts. As of December 31, 2021 and 2020, we had receivables from CenturyLink for $0.6 million and $0.2 million, respectively, under these agreements.
Note 21. Quarterly Financial Data (Unaudited and Restated)
The following tables present reconciliations of select previously reported to restated unaudited consolidated quarterly financial information. See Note 1 - Restatement of Previously Issued Financial Statements for additional information. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented, which management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Appgate, Inc.
Notes to Consolidated Financial Statements

•Select 2021 Unaudited Interim Balance Sheet Data (in thousands):

2021 - End of periods	(As Reported)				Adjustments				(As Restated)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
ASSETS
Current assets:
Cash and cash equivalents	$47,706	$33,109	$19,483	$25,990	$—	$—	$—	$—	$47,706	$33,109	$19,483	$25,990
Contract assets	3,240	2,782	1,836	1,639	(528)	(8)	(54)	(181)	2,712	2,774	1,782	1,458
Deferred contract acquisition costs, current	2,545	3,059	3,241	3,464	(1,621)	(1,831)	(2,002)	(2,145)	924	1,228	1,239	1,319
Total current assets	69,129	54,232	42,811	45,610	(2,149)	(1,839)	(2,056)	(2,326)	66,980	52,393	40,755	43,284
Contract assets, noncurrent	6,488	8,048	7,728	11,800	(654)	(1,630)	(1,871)	(3,170)	5,834	6,418	5,857	8,630
Deferred contract acquisition costs, noncurrent	7,063	7,660	8,173	8,749	(4,631)	(5,092)	(5,353)	(5,763)	2,432	2,568	2,820	2,986
Deferred income taxes	212	554	—	793	33	33	—	70	245	587	—	863
Total assets	$201,754	$186,808	$172,400	$179,774	$(7,401)	$(8,528)	$(9,280)	$(11,189)	$194,353	$178,280	$163,120	$168,585
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$10,257	$10,912	$10,873	$12,232	$(39)	$(39)	$(39)	$(39)	$10,218	$10,873	$10,834	$12,193
Deferred revenue, current	5,881	5,534	4,913	4,813	150	289	408	461	6,031	5,823	5,321	5,274
Total current liabilities	20,388	20,082	19,148	22,326	111	250	369	422	20,499	20,332	19,517	22,748
Deferred revenue, noncurrent	1,435	1,400	1,897	906	10	(43)	(145)	(189)	1,445	1,357	1,752	717
Deferred income tax liability	—	372	463	—	—	—	(33)	—	—	372	430	—
Total liabilities	73,176	72,926	72,459	176,588	121	207	191	233	73,297	73,133	72,650	176,821
Stockholders' equity (deficit):
Accumulated other comprehensive income (loss)	166	(862)	(1,985)	(1,900)	(52)	(103)	(52)	(85)	114	(965)	(2,037)	(1,985)
Accumulated deficit	(380,480)	(395,105)	(408,859)	(504,632)	(7,470)	(8,632)	(9,419)	(11,337)	(387,950)	(403,737)	(418,278)	(515,969)
Total stockholders' equity (deficit)	128,578	113,882	99,941	3,186	(7,522)	(8,735)	(9,471)	(11,422)	121,056	105,147	90,470	(8,236)
Total liabilities and stockholders' equity (deficit)	$201,754	$186,808	$172,400	$179,774	$(7,401)	$(8,528)	$(9,280)	$(11,189)	$194,353	$178,280	$163,120	$168,585

Appgate, Inc.
Notes to Consolidated Financial Statements

•Select 2021 and 2020 Unaudited Interim Statements of Operations Data (in thousands except per share information):

2021 - Quarters	(As Reported)				Adjustments				(As Restated)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$10,070	$9,886	$11,473	$13,882	$(33)	$(489)	$(310)	$(1,446)	$10,037	$9,397	$11,163	$12,436
Cost of revenue, exclusive of amortization shown below	3,578	4,169	4,065	4,257	—	—	—	—	3,578	4,169	4,065	4,257
Amortization expense	1,131	1,131	1,131	1,132	—	—	—	—	1,131	1,131	1,131	1,132
Total cost of revenue	4,709	5,300	5,196	5,389	—	—	—	—	4,709	5,300	5,196	5,389
Gross profit	5,361	4,586	6,277	8,493	(33)	(489)	(310)	(1,446)	5,328	4,097	5,967	7,047
Operating expenses:
Sales and marketing	7,114	9,166	9,579	11,291	423	648	458	488	7,537	9,814	10,037	11,779
Research and development	2,197	2,723	2,718	3,089	—	—	—	—	2,197	2,723	2,718	3,089
General and administrative	3,342	4,599	4,245	6,023	8	25	19	21	3,350	4,624	4,264	6,044
Transaction costs	330	43	226	2,500	—	—	—	—	330	43	226	2,500
Depreciation and amortization	1,341	1,352	1,347	1,368	—	—	—	—	1,341	1,352	1,347	1,368
Total operating expenses	14,324	17,883	18,115	24,271	431	673	477	509	14,755	18,556	18,592	24,780
Loss from continuing operations	(8,963)	(13,297)	(11,838)	(15,778)	(464)	(1,162)	(787)	(1,955)	(9,427)	(14,459)	(12,625)	(17,733)
Change in fair value of embedded derivative liability	—	—	—	(78,497)	—	—	—	—	—	—	—	(78,497)
Interest expense, net	(833)	(643)	(641)	(1,073)	—	—	—	—	(833)	(643)	(641)	(1,073)
Other expenses, net	(126)	(93)	(64)	(232)	—	—	—	—	(126)	(93)	(64)	(232)
Loss from continuing operations before income taxes	(9,922)	(14,033)	(12,543)	(95,580)	(464)	(1,162)	(787)	(1,955)	(10,386)	(15,195)	(13,330)	(97,535)
Income tax expense of continuing operations	(412)	(592)	(999)	(431)	—	—	—	38	(412)	(592)	(999)	(393)
Net loss from continuing operations	(10,334)	(14,625)	(13,542)	(96,011)	(464)	(1,162)	(787)	(1,917)	(10,798)	(15,787)	(14,329)	(97,928)
Net income from discontinued operations, net of tax	60,012	—	(212)	237	5,677	—	—	—	65,689	—	(212)	237
Net income (loss)	$49,678	$(14,625)	$(13,754)	$(95,774)	$5,213	$(1,162)	$(787)	$(1,917)	$54,891	$(15,787)	$(14,541)	$(97,691)

(Loss) income per share:
Net loss from continuing operations per share of common stock - basic and diluted	$(0.75)	$(1.00)	$(0.92)		$(0.03)	$(0.08)	$(0.05)		$(0.78)	$(1.08)	$(0.98)
Net loss from continuing operations per share of common stock - basic				$(2.40)				$(0.05)				$(2.45)
Net loss from continuing operations per share of common stock - diluted				$(0.34)				$(2.11)				$(2.45)
Net income (loss) from discontinued operations per share of common stock - basic and diluted	$4.35	$—	$(0.01)		$0.42	$—	$—		$4.77	$—	$(0.01)
Net income (loss) from discontinued operations per share of common stock - basic				$0.01				$—				$0.01
Net income (loss) from discontinued operations per share of common stock - diluted				$—				$—				$0.01
The weighted-average shares used in the computation of basic and diluted loss per share for the 2021 quarterly periods prior to closing of the Merger (i.e., Q1, Q2 and Q3) have been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Merger (as described and defined in Notes 2 and 4).

Appgate, Inc.
Notes to Consolidated Financial Statements

2020 - Quarters	(As Reported)				Adjustments				(As Restated)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$9,625	$7,119	$6,773	$10,212	$(26)	$(306)	$(95)	$(147)	$9,599	$6,813	$6,678	$10,065
Cost of revenue, exclusive of amortization shown below	3,946	3,598	3,288	4,728	—	—	—	—	3,946	3,598	3,288	4,728
Amortization expense	1,624	1,624	1,624	1,296	—	—	—	—	1,624	1,624	1,624	1,296
Total cost of revenue	5,570	5,222	4,912	6,024	—	—	—	—	5,570	5,222	4,912	6,024
Gross profit	4,055	1,897	1,861	4,188	(26)	(306)	(95)	(147)	4,029	1,591	1,766	4,041
Operating expenses:
Sales and marketing	6,536	6,793	5,138	6,708	262	406	504	904	6,798	7,199	5,642	7,612
Research and development	2,343	2,137	2,337	2,965	—	—	—	10	2,343	2,137	2,337	2,975
General and administrative	5,327	4,901	4,378	1,218	—	23	34	54	5,327	4,924	4,412	1,272
Transaction costs	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and amortization	1,342	1,282	1,274	1,313	—	—	—	—	1,342	1,282	1,274	1,313
Total operating expenses	15,548	15,113	13,127	12,204	262	429	538	968	15,810	15,542	13,665	13,172
Loss from continuing operations	(11,493)	(13,216)	(11,266)	(8,016)	(288)	(735)	(633)	(1,115)	(11,781)	(13,951)	(11,899)	(9,131)
Change in fair value of embedded derivative liability	—	—	—	—	—	—	—	—	—	—	—	—
Interest expense, net	(995)	(976)	(1,020)	(1,097)	—	—	—	—	(995)	(976)	(1,020)	(1,097)
Other expenses, net	(1,546)	9	(86)	(17)	—	—	—	—	(1,546)	9	(86)	(17)
Loss from continuing operations before income taxes	(14,034)	(14,183)	(12,372)	(9,130)	(288)	(735)	(633)	(1,115)	(14,322)	(14,918)	(13,005)	(10,245)
Income tax expense of continuing operations	(208)	(628)	(112)	(894)	—	—	—	72	(208)	(628)	(112)	(822)
Net loss from continuing operations	(14,242)	(14,811)	(12,484)	(10,024)	(288)	(735)	(633)	(1,043)	(14,530)	(15,546)	(13,117)	(11,067)
Net income from discontinued operations, net of tax	3,292	586	(875)	(1,867)	(411)	(97)	317	147	2,881	489	(558)	(1,720)
Net income (loss)	$(10,950)	$(14,225)	$(13,359)	$(11,891)	$(699)	$(832)	$(316)	$(896)	$(11,649)	$(15,057)	$(13,675)	$(12,787)

(Loss) income per share:
Net loss from continuing operations per share of common stock - basic and diluted	$(1.04)	$(1.08)	$(0.91)	$(0.73)	$(0.02)	$(0.05)	$(0.05)	$(0.08)	$(1.06)	$(1.13)	$(0.95)	$(0.80)
Net income (loss) from discontinued operations per share of common stock - basic and diluted	$0.24	$0.04	$(0.06)	$(0.14)	$(0.03)	$(0.01)	$0.02	$0.01	$0.21	$0.04	$(0.04)	$(0.13)
The weighted-average shares used in the computation of basic and diluted loss per share for all 2020 quarterly periods has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Merger (as described and defined in Notes 2 and 4).

Appgate, Inc.
Notes to Consolidated Financial Statements

2021 - Year-to-date periods ended	(As Reported)				Adjustments				(As Restated)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$10,070	$19,956	$31,429	$45,311	$(33)	$(522)	$(832)	$(2,278)	$10,037	$19,434	$30,597	$43,033
Cost of revenue, exclusive of amortization shown below	3,578	7,747	11,812	16,069	—	—	—	—	3,578	7,747	11,812	16,069
Amortization expense	1,131	2,262	3,393	4,525	—	—	—	—	1,131	2,262	3,393	4,525
Total cost of revenue	4,709	10,009	15,205	20,594	—	—	—	—	4,709	10,009	15,205	20,594
Gross profit	5,361	9,947	16,224	24,717	(33)	(522)	(832)	(2,278)	5,328	9,425	15,392	22,439
Operating expenses:		—	—	—						—	—	—
Sales and marketing	7,114	16,280	25,859	37,150	423	1,071	1,529	2,017	7,537	17,351	27,388	39,167
Research and development	2,197	4,920	7,638	10,727	—	—	—	—	2,197	4,920	7,638	10,727
General and administrative	3,342	7,941	12,186	18,209	8	33	52	73	3,350	7,974	12,238	18,282
Transaction costs	330	373	599	3,099	—	—	—	—	330	373	599	3,099
Depreciation and amortization	1,341	2,693	4,040	5,408	—	—	—	—	1,341	2,693	4,040	5,408
Total operating expenses	14,324	32,207	50,322	74,593	431	1,104	1,581	2,090	14,755	33,311	51,903	76,683
Loss from continuing operations	(8,963)	(22,260)	(34,098)	(49,876)	(464)	(1,626)	(2,413)	(4,368)	(9,427)	(23,886)	(36,511)	(54,244)
Change in fair value of embedded derivative liability	—	—	—	(78,497)	—	—	—	—	—	—	—	(78,497)
Interest expense, net	(833)	(1,476)	(2,117)	(3,190)	—	—	—	—	(833)	(1,476)	(2,117)	(3,190)
Other expenses, net	(126)	(219)	(283)	(515)	—	—	—	—	(126)	(219)	(283)	(515)
Loss from continuing operations before income taxes	(9,922)	(23,955)	(36,498)	(132,078)	(464)	(1,626)	(2,413)	(4,368)	(10,386)	(25,581)	(38,911)	(136,446)
Income tax expense of continuing operations	(412)	(1,004)	(2,003)	(2,434)	—	—	—	38	(412)	(1,004)	(2,003)	(2,396)
Net loss from continuing operations	(10,334)	(24,959)	(38,501)	(134,512)	(464)	(1,626)	(2,413)	(4,330)	(10,798)	(26,585)	(40,914)	(138,842)
Net income from discontinued operations, net of tax	60,012	60,012	59,800	60,037	5,677	5,677	5,677	5,677	65,689	65,689	65,477	65,714
Net income (loss)	$49,678	$35,053	$21,299	$(74,475)	$5,213	$4,051	$3,264	$1,347	$54,891	$39,104	$24,563	$(73,128)

(Loss) income per share:
Net loss from continuing operations per share of common stock - basic and diluted	$(0.75)	$(1.76)	$(2.68)		$(0.03)	$(0.11)	$(0.17)		$(0.78)	$(1.87)	$(2.85)
Net loss from continuing operations per share of common stock - basic				$(3.37)				$(0.11)				$(3.48)
Net loss from continuing operations per share of common stock - diluted				$(1.10)				$(2.38)				$(3.48)
Net income (loss) from discontinued operations per share of common stock - basic and diluted	$4.35	$4.22	$4.17		$0.42	$0.40	$0.40		$4.77	$4.62	$4.56
Net income (loss) from discontinued operations per share of common stock - basic				$1.50				$0.14				$1.64
Net income (loss) from discontinued operations per share of common stock - diluted				$1.18				$0.47				$1.64
The weighted-average shares used in the computation of basic and diluted loss per share for the 2021 year-to-date periods prior to closing of the Merger (i.e., Q1, Q2 and Q3) have been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Merger (as described and defined in Notes 2 and 4).

Appgate, Inc.
Notes to Consolidated Financial Statements

2020 - Year-to-date periods ended	(As Reported)				Adjustments				(As Restated)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$9,625	$16,744	$23,517	$33,729	$(26)	$(332)	$(427)	$(574)	$9,599	$16,412	$23,090	$33,155
Cost of revenue, exclusive of amortization shown below	3,946	7,544	10,832	15,560	—	—	—	—	3,946	7,544	10,832	15,560
Amortization expense	1,624	3,248	4,872	6,168	—	—	—	—	1,624	3,248	4,872	6,168
Total cost of revenue	5,570	10,792	15,704	21,728	—	—	—	—	5,570	10,792	15,704	21,728
Gross profit	4,055	5,952	7,813	12,001	(26)	(332)	(427)	(574)	4,029	5,620	7,386	11,427
Operating expenses:		—	—	—						—	—	—
Sales and marketing	6,536	13,329	18,467	25,175	262	668	1,172	2,076	6,798	13,997	19,639	27,251
Research and development	2,343	4,480	6,817	9,782	—	—	—	10	2,343	4,480	6,817	9,792
General and administrative	5,327	10,228	14,606	15,824	—	23	57	111	5,327	10,251	14,663	15,935
Transaction costs	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and amortization	1,342	2,624	3,898	5,211	—	—	—	—	1,342	2,624	3,898	5,211
Total operating expenses	15,548	30,661	43,788	55,992	262	691	1,229	2,197	15,810	31,352	45,017	58,189
Loss from continuing operations	(11,493)	(24,709)	(35,975)	(43,991)	(288)	(1,023)	(1,656)	(2,771)	(11,781)	(25,732)	(37,631)	(46,762)
Change in fair value of embedded derivative liability	—	—	—	—	—	—	—	—	—	—	—	—
Interest expense, net	(995)	(1,971)	(2,991)	(4,088)	—	—	—	—	(995)	(1,971)	(2,991)	(4,088)
Other expenses, net	(1,546)	(1,537)	(1,623)	(1,640)	—	—	—	—	(1,546)	(1,537)	(1,623)	(1,640)
Loss from continuing operations before income taxes	(14,034)	(28,217)	(40,589)	(49,719)	(288)	(1,023)	(1,656)	(2,771)	(14,322)	(29,240)	(42,245)	(52,490)
Income tax expense of continuing operations	(208)	(836)	(948)	(1,842)	—	—	—	72	(208)	(836)	(948)	(1,770)
Net loss from continuing operations	(14,242)	(29,053)	(41,537)	(51,561)	(288)	(1,023)	(1,656)	(2,699)	(14,530)	(30,076)	(43,193)	(54,260)
Net income from discontinued operations, net of tax	3,292	3,878	3,003	1,136	(411)	(508)	(191)	(44)	2,881	3,370	2,812	1,092
Net income (loss)	$(10,950)	$(25,175)	$(38,534)	$(50,425)	$(699)	$(1,531)	$(1,847)	$(2,743)	$(11,649)	$(26,706)	$(40,381)	$(53,168)

(Loss) income per share:
Net loss from continuing operations per share of common stock - basic and diluted	$(1.04)	$(2.11)	$(3.02)	$(3.75)	$(0.02)	$(0.07)	$(0.12)	$(0.19)	$(1.06)	$(2.19)	$(3.14)	$(3.94)
Net income (loss) from discontinued operations per share of common stock - basic and diluted	$0.24	$0.28	$0.22	$0.08	$(0.03)	$(0.04)	$(0.01)	$—	$0.21	$0.24	$0.20	$0.08
The weighted-average shares used in the computation of basic and diluted loss per share for all 2020 periods has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Merger (as described and defined in Notes 2 and 4).

Appgate, Inc.
Notes to Consolidated Financial Statements

•Select 2021 and 2020 Unaudited Interim Statements of Cash Flows Data:

2021 - Year-to-date periods ended	(As Reported)				Adjustments				(As Restated)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Cash flows from operating activities:
Net loss	$49,678	$35,053	$21,299	$(74,475)	$5,213	$4,051	$3,264	$1,347	$54,891	$39,104	$24,563	$(73,128)
Net income from discontinued operations, net of tax	(60,012)	(60,012)	(59,800)	(60,037)	(5,677)	(5,677)	(5,677)	(5,677)	(65,689)	(65,689)	(65,477)	(65,714)
Adjustments to reconcile net loss to net cash used in operating activities:								—
Amortization of deferred contract acquisition costs	706	1,406	2,136	3,220	431	1,104	1,580	2,113	1,137	2,510	3,716	5,333
Deferred income taxes	—	(553)	615	58	—	—	—	37	—	(553)	615	95
Changes in assets and liabilities:								—
Accounts receivable	(223)	(3,388)	888	5,405	—	—	—	—	(223)	(3,388)	888	5,405
Contract assets	(1,790)	(4,194)	(1,638)	(5,631)	43	499	785	2,212	(1,747)	(3,695)	(853)	(3,419)
Accrued expenses	(4,319)	(3,640)	(3,816)	(2,720)	—	—	—	(75)	(4,319)	(3,640)	(3,816)	(2,795)
Deferred revenue	332	1,144	(166)	(1,279)	(10)	23	47	43	322	1,167	(119)	(1,236)
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(15,497)	(31,052)	(38,579)	(52,915)	—	—	—	—	(15,497)	(31,052)	(38,579)	(52,915)
Net cash, cash equivalents and restricted cash provided by operating activities of discontinued operations	972	1,166	849	849	—	—	—	—	972	1,166	849	849
Net cash, cash equivalents and restricted cash used in operating activities	(14,525)	(29,886)	(37,730)	(52,066)	—	—	—	—	(14,525)	(29,886)	(37,730)	(52,066)
Cash flows from investing activities:
Net cash, cash equivalents and restricted cash used in investing activities of continuing operations	(111)	(467)	(543)	(920)	—	—	—	—	(111)	(467)	(543)	(920)
Net cash, cash equivalents and restricted cash provided by investing activities of discontinued operations	125,022	125,022	125,022	125,022	—	—	—	—	125,022	125,022	125,022	125,022
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	124,911	124,555	124,479	124,102	—	—	—	—	124,911	124,555	124,479	124,102
Cash flows from financing activities:
Net cash, cash equivalents and restricted cash (used in) provided by financing activities of continuing operations	(69,826)	(69,832)	(69,974)	(48,408)	—	—	—	—	(69,826)	(69,832)	(69,974)	(48,408)
Effect of foreign currency exchange rates on cash	2,991	4,088	(1,476)	(1,786)	—	—	—	—	2,991	4,088	(1,476)	(1,786)
Net increase in cash, cash equivalents and restricted cash	43,551	28,925	15,299	21,842	—	—	—	—	43,551	28,925	15,299	21,842
Cash, cash equivalents and restricted cash at beginning of period	5,621	5,621	5,621	5,621	—	—	—	—	5,621	5,621	5,621	5,621
Cash, cash equivalents and restricted cash at end of period	49,172	34,546	20,920	27,463	—	—	—	—	49,172	34,546	20,920	27,463
Less cash of discontinued operations	—	—	—	—	—	—	—	—	—	—	—	—
Cash, cash equivalents and restricted cash of continuing operations at end of period	$49,172	$34,546	$20,920	$27,463	$—	$—	$—	$—	$49,172	$34,546	$20,920	$27,463

Cash and cash equivalents	$47,706	$33,109	$19,483	$25,990	$—	$—	$—	$—	$47,706	$33,109	$19,483	$25,990
Restricted cash	1,466	1,437	1,437	1,473	—	—	—	—	1,466	1,437	1,437	1,473
Total cash, cash equivalents and restricted cash of continuing operations at end of period	$49,172	$34,546	$20,920	$27,463	$—	$—	$—	$—	$49,172	$34,546	$20,920	$27,463

Appgate, Inc.
Notes to Consolidated Financial Statements

2020 - Year-to-date periods ended	(As Reported)			Adjustments			(As Restated)
	Q2	Q3	Q4	Q2	Q3	Q4	Q2	Q3	Q4
Cash flows from operating activities:
Net loss	$(25,175)	$(38,534)	$(50,425)	$(1,531)	$(1,847)	$(2,743)	$(26,706)	$(40,381)	$(53,168)
Net income from discontinued operations, net of tax	(3,878)	(3,003)	(1,136)	508	191	44	(3,370)	(2,812)	(1,092)
Adjustments to reconcile net loss to net cash used in operating activities:						—
Amortization of deferred contract acquisition costs	844	1,251	1,790	698	1,236	2,197	1,542	2,487	3,987
Deferred income taxes	66	—	(665)	—	—	33	66	—	(632)
Changes in assets and liabilities:				—	—	—
Contract assets	320	(191)	242	359	460	559	679	269	801
Accrued expenses	578	(1,286)	145	—	—	(105)	578	(1,286)	40
Deferred revenue	1,464	1,764	1,883	(34)	(40)	15	1,430	1,724	1,898
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(12,772)	(23,795)	(26,484)	—	—	—	(12,772)	(23,795)	(26,484)
Net cash, cash equivalents and restricted cash provided by operating activities of discontinued operations	6,289	7,760	9,301	87	87	87	6,376	7,847	9,388
Net cash, cash equivalents and restricted cash used in operating activities	(6,483)	(16,035)	(17,183)	87	87	87	(6,396)	(15,948)	(17,096)
Cash flows from investing activities:
Net cash, cash equivalents and restricted cash used in investing activities of continuing operations	(362)	(941)	(1,074)	—	—	—	(362)	(941)	(1,074)
Net cash, cash equivalents and restricted cash provided by investing activities of discontinued operations	—	—	—	—	—	—	—	—	—
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	(362)	(941)	(1,074)	—	—	—	(362)	(941)	(1,074)
Cash flows from financing activities:
Net cash, cash equivalents and restricted cash (used in) provided by financing activities of continuing operations	5,669	14,914	19,408	—	—	—	5,669	14,914	19,408
Effect of foreign currency exchange rates on cash	2,519	2,840	(1,746)	—	—	—	2,519	2,840	(1,746)
Net increase in cash, cash equivalents and restricted cash	1,343	778	(595)	87	87	87	1,430	865	(508)
Cash, cash equivalents and restricted cash at beginning of period	6,243	6,243	6,243	(87)	(87)	(87)	6,156	6,156	6,156
Cash, cash equivalents and restricted cash at end of period	7,586	7,021	5,648	—	—	—	7,586	7,021	5,648
Less cash of discontinued operations	(4)	(56)	(27)	—	—	—	(4)	(56)	(27)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$7,582	$6,965	$5,621	$—	$—	$—	$7,582	$6,965	$5,621

Cash and cash equivalents	$5,690	$5,165	$3,505	$—	$—	$—	$5,690	$5,165	$3,505
Restricted cash	1,892	1,800	2,116	—	—	—	1,892	1,800	2,116
Total cash, cash equivalents and restricted cash of continuing operations at end of period	$7,582	$6,965	$5,621	$—	$—	$—	$7,582	$6,965	$5,621
Note 22. Subsequent Events
Appgate, Inc. 2021 Incentive Compensation Plan
On October 12, 2021, our Board of Directors adopted the Appgate, Inc. 2021 Incentive Compensation Plan (the “2021 Plan”). The purpose of the 2021 Plan is to assist Appgate, Inc. and its related entities in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to Appgate, Inc. or its related entities by enabling such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of shareholder value. During 2021, no grants or awards were made under the 2021 Plan. In 2022, our Board of Directors (or a designee thereof) approved certain grants of long-term incentive awards to executives, employees, officers and consultants of the Company (or a subsidiary thereof). Such grants were given as restricted stock units (“RSUs”) and phantom stock units

Appgate, Inc.
Notes to Consolidated Financial Statements

(“PSUs”). Awards of RSUs were given as time-based awards and/or performance-based awards under the 2021 Plan. All PSUs were given as performance-based awards. The vesting of the performance-based awards is dependent upon certain conditions, including service and/or performance conditions as defined in the grants. On December 23, 2022, the Company and our Executive Chairman and Chairman of our Board agreed to cancel his January 1, 2022 award of 1,102,217 time-based RSUs. As of December 27, 2022, there were no time-based RSUs, 9,282,292 performance-based RSUs, and 52,678 performance-based PSUs issued and outstanding to participants under the 2021 Plan, which performance-based RSUs and performance-based PSUs were subject to certain vesting criteria. As of December 27, 2022, none of the awards had vested.
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

The Amendment and Waiver modifies: (i) the Note Purchase Agreement by (a) (1) extending the date by which the Representative or its affiliates may elect to consummate an Optional Closing (as defined in the Note Purchase Agreement) until the earlier of (x) 75 days after the Company closes a registered offering of equity securities in an aggregate amount of no less than $40.0 million and (y) October 31, 2022 and (2) requiring the Company’s consent to effect any Optional Closing, and (b) waiving, for the period of time set forth in the Amendment and Waiver, certain registration rights of the Noteholders; (ii) the Note Issuance Agreement to provide for the incurrence of certain subordinated indebtedness; and (iii) that certain Registration Rights Agreement, dated as of February 8, 2021 entered into by and among Legacy Appgate and the Noteholders, by waiving, for the period of time set forth in the Amendment and Waiver, certain registration rights of the Noteholders. As of December 28, 2022, we were in non-compliance with one of the debt covenants under the Note Issuance Agreement due to our failure to deliver our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 to the Representative within 15 days after the date such Form 10-Q was required to be filed with the SEC.
Revolving Credit Facility

On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). This indebtedness is contractually subordinated to the Convertible Senior Notes and matures on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more and (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement is subject to customary terms, covenants and conditions. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. As of December 28, 2022, we had an aggregate of $43.0 million in borrowings outstanding under the Revolving Credit Facility and were in non-compliance with one of the debt covenants under the Revolving Credit Facility due to our failure to deliver our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 to SIS Holdings within 15 days after the date such Form 10-Q was required to be filed with the SEC.
Liquidity and Going Concern

Subsequent to the issuance of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, events or conditions occurred that have led to the conclusion that substantial doubt exists about the Company’s ability to continue as a going concern. Among other things, the conditions that raised substantial doubt include continued losses at the Company.

Appgate, Inc.
Notes to Consolidated Financial Statements

Reduction in Force

On July 25, 2022, we substantially completed a reduction in force (the “Reduction”) of approximately 22% of our workforce. In connection with the Reduction, we incurred approximately $1.8 million of costs and expenses, primarily comprising severance and termination-related costs, which we recognized in the third quarter of 2022.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In the Original 10-K, we reported that our management, with the participation of our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2021, which we refer to as the Evaluation Date. Based on such evaluation, those officers had concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

In connection with the preparation of the Restatement, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the Company’s disclosure controls and procedures as of December 31, 2021. Based on that re-evaluation, management concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below.

Management’s Report on Internal Control over Financial Reporting

We consummated the Merger on October 12, 2021, and it was not possible to conduct an assessment of our internal control over financial reporting as of December 31, 2021, as otherwise required Section 404 of the Sarbanes-Oxley Act (the “404 Assessment”), due to the limited time available between the Closing and December 31, 2021. Consequently, we have relied on published SEC guidance (specifically, Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations) and excluded our 404 Assessment from the Annual Report. We intend to provide an annual management report on the effectiveness of our internal control over financial reporting with our annual reports on Form 10-K beginning with our annual report on Form 10-K for the year ending December 31, 2022.

We had previously reported that although our management had not yet conducted a 404 Assessment, in connection with the preparation of Legacy Appgate’s consolidated financial statements as of and for the year ended December 31, 2020, Legacy Appgate’s management and its independent registered public accounting firm identified material weaknesses in internal control over financial reporting with respect to the design of our information technology general controls related to user access and change management, as well as certain financial reporting transaction level controls, including account reconciliations, related party transactions and journal entries.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the material weaknesses previously identified and discussed above, the Company is undertaking a number of procedures and instituting a number of controls to help ensure the proper collection, evaluation and disclosure of the information included in the Company’s SEC reports and will implement additional analytical tools and verification procedures to address its material weaknesses. We have engaged outside consultants to assist in these efforts.

In connection with the preparation of the Restatement, our management identified the following additional material weaknesses in internal control over financial reporting:

1.We did not design and maintain effective controls related to the estimation of the relationship between the term license and the support and maintenance for establishing their respective stand-alone sales prices in multi-year contracts related to revenue for our sales of software through multi-year term-based license agreements. This material weakness resulted in the material misstatement of our revenue, contract assets and deferred revenue, and the related financial statement disclosures in our consolidated financial statements for the years ended December 31, 2021 and 2020, and the interim periods within those years.

2.We did not design and maintain effective controls related to the recognition of commission expense in a manner consistent to the performance for the underlying performance obligation. This material weakness resulted in the material misstatement of our commissions expense and deferred contract acquisition costs, and the related financial statement disclosures in our consolidated financial statements for the years ended December 31, 2021 and 2020, and the interim periods within those years.

3.Our management review controls over the financial statement disclosures did not operate at a sufficient level of precision to detect nor prevent the error in our diluted loss per share of common stock calculation for the year ended December 31, 2021. This material weakness resulted in the material misstatement of our loss per share financial statement disclosures in our consolidated financial statements for the year ended December 31, 2021.

Our management is responsible for the internal control over financial reporting of the Company and in addition to remediation items noted above, management has taken steps to address the material weaknesses, which include engaging external advisors to assist in the design, documentation and implementation of the Company’s internal controls, including the evaluation of the operating effectiveness of these internal controls. We also continue to expend significant resources, including accounting-related costs, training and management oversight on the continued design, improvement and implementation of our process-level internal controls. If any of these new or improved controls and systems do not perform as expected, then we may experience additional deficiencies and material weaknesses in our controls.

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

PART III

Item 14. Principal Accounting Fees and Services

Audit Fees:

With respect to the years ended December 31, 2020 and December 31, 2021, we were billed $474,000 and $1,177,300, respectively, by BDO USA, LLP, our independent registered public accountants, for professional services rendered for the audits of our annual financial statements and review of financial statements included in our reports with the SEC.

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

Audit-Related Fees:

We were not billed audit-related fees by BDO USA, LLP during the years ended December 31, 2021 or 2020.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Reorganization, dated as of February 8, 2021, by and among Newtown Lane, Merger Sub and Legacy Appgate	8-K	2.1	2/9/2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	10/15/2021
3.2	Amended and Restated Bylaws	8-K	3.2	10/15/2021
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	3/31/2022
10.1	Registration Rights Agreement, dated as of October 12, 2021 by and among Newtown Lane, SIS Holdings, Ironbound and, solely with respect to Section 3.1 thereof, Medina Capital Fund II – SIS Holdco, LP	8-K	10.1	10/15/2021
10.2	Support Agreement, dated as of February 8, 2021, by and among Newtown Lane, Legacy Appgate and SIS Holdings LP	8-K	10.1	2/9/2021
10.3	Support Agreement, dated as of February 8, 2021, by and among Newtown Lane, Legacy Appgate and Ironbound Partners Fund, LLC	8-K	10.2	2/9/2021
10.4	Lock-Up Agreement, dated as of October 12, 2021, by and among Newtown Lane, SIS Holdings and Ironbound	8-K	10.4	10/15/2021
10.5	Note Purchase Agreement, dated as of February 8, 2021, by and among Legacy Appgate and the lenders named on the Schedule of Lenders attached thereto	8-K	10.5	10/15/2021
10.6	Note Issuance Agreement, dated as of February 8, 2021, by and among Legacy Appgate, the Guarantors and Magnetar	8-K	10.6	10/15/2021
10.7	Amendment to Note Purchase Agreement and Note Issuance Agreement and Waiver to Note Purchase Agreement and Registration Rights Agreement, dated as of February 9, 2022, by and among Appgate, Legacy Appgate, the holders of Convertible Senior Notes and Magnetar	8-K	10.1	2/15/2022
10.8	Supplemental Agreement, dated as of October 12, 2021, by and between Newtown Lane, Legacy Appgate and Magnetar Financial, LLC as representative of the Holders	8-K	10.7	10/15/2021
10.9	Lease dated November 19, 2021 between DGE Alhambra, LP and Appgate Cybersecurity, Inc.	S-1	10.18	1/28/2022
10.10	Registration Rights Agreement, dated as of February 8, 2021, by and among Legacy Appgate and the investors named therein	8-K	10.8	10/15/2021
10.11	Form of Director and Officer Indemnification Agreement	8-K	10.9	10/15/2021
10.12†	Securities Purchase Agreement, dated as of December 17, 2020, by and between Legacy Appgate and E-Discovery AcquireCo, LLC	8-K	10.10	10/15/2021
10.13#	2021 Incentive Compensation Plan	8-K	10.11	10/15/2021
10.14#	Amended and Restated Employment Agreement dated October 12, 2021 among Legacy Appgate, the Company and Manuel D. Medina	8-K	10.12	10/15/2021
10.15#	Employment Agreement dated October 12, 2021 between the Company and Barry Field	8-K	10.13	10/15/2021
10.16#	Employment Agreement dated October 12, 2021 between the Company and Rene A. Rodriguez	8-K	10.14	10/15/2021
10.17#	Employment Agreement dated October 12, 2021 between the Company and Jawahar Sivasankaran	8-K	10.15	10/15/2021
10.18#	Employment Agreement dated October 12, 2021 between the Company and Jeremy M. Dale	8-K	10.16	10/15/2021
10.19#	Form of Award Agreement for Restricted Stock Units	8-K	10.1	1/3/2022
10.20	Commitment Letter, dated March 29, 2022, by and between SIS Holdings and Legacy Appgate	10-K	10.20	3/31/2022
21.1	Subsidiaries of the Company	10-K	21.1	3/31/2022
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer of Appgate, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File
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

Dated: December 28, 2022		Appgate, Inc.

	By:	/s/ Barry Field
Barry Field
Chief Executive Officer