Form 10-Q/A
period 2022-03-31
Appgate, Inc.
filed 2022-12-28
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Appgate, Inc., a Delaware corporation (“we”, “us”, “our”, the “Company” or “Appgate”), is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2022 (the “Original 10-Q”, and, as amended by this Amendment, the “Quarterly Report”) to reflect the restatement of the Company’s financial statements as of and for the quarter ended March 31, 2022 contained in the Original 10-Q (the “Restatement”).
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
For a more detailed description of the financial impact of the Restatement, see Note 1 – Restatement of Previously Issued Financial Statements, to the unaudited condensed consolidated financial statements contained in this Amendment and “Restatement of Previously Issued Financial Statements” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Amendment.
Internal Control Considerations

In connection with the Company’s review of its financial statements leading to the Restatement, the Company’s management identified a material weakness in its internal control over financial reporting, in addition to the material weaknesses in its internal control over financial reporting previously identified in connection with, and disclosed in, the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on December 28, 2022 (the “Amended 10-K”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. Therefore, the Company’s management concluded that material weaknesses remain in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of March 31, 2022. For a discussion of management’s consideration of the additional material weakness identified, see Part I, Item 4, “Controls and Procedures”, included in this Amendment.
Items Amended

The following items are amended and restated in their entireties in this Amendment: (i) Part I, Item 1, “Financial Statements”; Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 4, “Controls and Procedures”; and (ii) Part II, Item 1A, “Risk Factors” and Item 6, “Exhibits”.

Pursuant to Rule 12b-15 promulgated under the Securities Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-Q. In addition, other than the amendment and restatement of Note 19 - Subsequent Events in Part I, Item 1, “Financial Statements,” the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosures therein. Among other things, forward-looking statements made in the Original 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-Q, other than with respect to the Restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-Q. Unless otherwise stated or unless the context otherwise requires, defined terms used throughout this Amendment have the meanings ascribed to them in the Original 10-Q.
Substantially concurrently with the filing of this Amendment, the Company is filing the Amended 10-K and an amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
1

PART I
Item 1. Financial Statements
Appgate, Inc.

Appgate, Inc.
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2022 and December 31, 2021
(in thousands, except share information)

	(As Restated)
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$11,251	$25,990
Restricted cash	1,473	1,473
Accounts receivable, net of allowance of $233 and $163, respectively	8,647	6,848
Contract assets	2,031	1,458
Deferred contract acquisition costs, current	1,393	1,319
Prepaid and other current assets	6,679	6,196
Total current assets	31,474	43,284
Property and equipment, net	2,471	2,115
Operating lease right-of-use assets	2,264	2,497
Contract assets, noncurrent	7,118	8,630
Deferred contract acquisition costs, noncurrent	3,074	2,986
Goodwill	71,604	71,604
Intangible assets, net	32,703	36,459
Deferred income taxes	794	863
Other assets	231	147
Total assets	$151,733	$168,585
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,252	$4,483
Accrued expenses	13,464	12,193
Operating lease liabilities, current	758	798
Deferred revenue, current	5,583	5,274
Total current liabilities	25,057	22,748
Deferred revenue, noncurrent	545	717
Operating lease liabilities, noncurrent	1,724	1,891
Convertible senior notes, net	73,162	72,968
Derivative liability	124,640	78,497
Total liabilities	225,128	176,821
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 270,000,000 shares authorized; 131,793,660 shares issued and outstanding at March 31, 2022 and December 31, 2021	132	132
Additional paid-in capital	513,311	509,586
Accumulated other comprehensive loss	(1,767)	(1,985)
Accumulated deficit	(585,071)	(515,969)
Total stockholders’ deficit	(73,395)	(8,236)
Total liabilities and stockholders’ deficit	$151,733	$168,585
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2022 and 2021
(in thousands, except share and per share information)

	Three Months Ended
	March 31,
	2022	2021
	(As Restated)
Revenue	$11,078	$10,037
Cost of revenue, exclusive of amortization shown below	4,498	3,578
Amortization expense	954	1,131
Total cost of revenue	5,452	4,709
Gross profit	5,626	5,328
Operating expenses:
Sales and marketing	12,236	7,537
Research and development	3,334	2,197
General and administrative	8,462	3,350
Transaction costs	—	330
Depreciation and amortization	1,369	1,341
Loss on abandonment of assets	1,658	—
Total operating expenses	27,059	14,755
Loss from continuing operations	(21,433)	(9,427)
Change in fair value of embedded derivative liability	(46,143)	—
Interest expense, net	(1,131)	(833)
Other expenses, net	(104)	(126)
Loss from continuing operations before income taxes	(68,811)	(10,386)
Income tax expense of continuing operations	(291)	(412)
Net loss from continuing operations	(69,102)	(10,798)
Net income from discontinued operations, net of tax	—	65,689
Net (loss) income	$(69,102)	$54,891

(Loss) income per share:
Net loss from continuing operations per share of common stock - basic and diluted	$(0.52)	$(0.78)
Net income from discontinued operations per share of common stock - basic and diluted	$—	$4.77
Weighted-average shares used in computation - basic and diluted	131,793,660	13,767,397
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
For the Three Months Ended March 31, 2022 and 2021
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
	(As Restated)
Net (loss) income	$(69,102)	$54,891
Other comprehensive income:
Change in foreign currency translation	218	782
Other comprehensive income	218	782
Comprehensive (loss) income	$(68,884)	$55,673
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2022 and 2021
(in thousands, except share information)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	131,793,660	$132	$509,586	$(1,985)	$(515,969)	$(8,236)
Equity-based compensation	—	—	—	—	3,725	—	—	3,725
Transactions with former Parent (Note 4)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(69,102)	(69,102)
Other comprehensive income	—	—	—	—	—	218	—	218
Balance as of March 31, 2022 (As Restated)	—	$—	131,793,660	$132	$513,311	$(1,767)	$(585,071)	$(73,395)

Balance as of December 31, 2020	—	$—	13,757,550	$14	$471,687	$(668)	$(442,841)	$28,192
Equity-based compensation	—	—	—	—	950	—	—	950
Transactions with former Parent (Note 4)	—	—	—	—	36,241	—	—	36,241
Net income	—	—	—	—	—	—	54,891	54,891
Other comprehensive income	—	—	—	—	—	782	—	782
Balance as of March 31, 2021	—	$—	13,757,550	$14	$508,878	$114	$(387,950)	$121,056
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
	(As Restated)
Cash flows from operating activities:
Net (loss) income	$(69,102)	$54,891
Net income from discontinued operations, including gain on sale of $64.6 million, net of tax in 2021	—	(65,689)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,323	2,472
Loss on abandonment of assets	1,658	—
Equity-based compensation	3,725	1,010
Amortization of deferred contract acquisition costs	1,566	1,137
Change in fair value of embedded derivative liability	46,143	—
Amortization of debt issuance costs	194	9
Operating lease amortization	44	89
Provision for (Reversal of) allowance for doubtful accounts	72	(148)
Deferred income taxes	65	—
Changes in assets and liabilities:
Accounts receivable	(1,731)	(223)
Contract assets	938	(1,747)
Prepaid and other current assets	(450)	(2,045)
Due from affiliates, net	—	3,252
Deferred contract acquisition costs	(1,756)	(1,345)
Other assets	—	5
Accounts payable	760	(3,161)
Accrued expenses	1,107	(4,319)
Deferred revenue	143	322
Other current liabilities	—	(7)
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(14,301)	(15,497)
Net cash, cash equivalents and restricted cash provided by operating activities of discontinued operations	—	972
Net cash, cash equivalents and restricted cash used in operating activities	(14,301)	(14,525)
Cash flows from investing activities:
Purchases of property and equipment	(417)	(111)
Net cash, cash equivalents and restricted cash used in investing activities of continuing operations	(417)	(111)
Net cash, cash equivalents and restricted cash provided by investing activities of discontinued operations	—	125,022
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(417)	124,911
Cash flows from financing activities:
Proceeds from convertible senior notes	—	50,000
Payment of debt issuance costs	—	(180)
Repayment of Promissory Notes	—	(119,640)
Repayment of finance leases	—	(6)

Net cash, cash equivalents and restricted cash used in financing activities of continuing operations	—	(69,826)
Effect of foreign currency exchange rates on cash	(21)	2,991
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,739)	43,551
Cash, cash equivalents and restricted cash at beginning of period	27,463	5,621
Cash, cash equivalents and restricted cash at end of period	$12,724	$49,172

Cash and cash equivalents	$11,251	$47,706
Restricted cash	1,473	1,466
Cash, cash equivalents and restricted cash of continuing operations at end of period	$12,724	$49,172

Supplemental cash flow information:
Cash paid for interest	$1,628	$1,092
Cash paid for income taxes, net of refunds	$179	$313
Non-cash increase to paid-in capital as a result of settlement of transactions with former Parent	$—	$36,241
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Restatement of Previously Issued Financial Statements
Background to Restatement

The accompanying unaudited condensed consolidated financial statements have been restated as a result of the following accounting errors, all of which are further described below: (i) accounting for revenue recognition, specifically the allocation of standalone selling price on sales of software through term-based license agreements; (ii) the amortization pattern in accounting for incremental costs to obtain a contract with a customer; and (iii) equity-based compensation expense. Appgate, Inc. (“Appgate”, the “Company”, “we”, “us”, or “our”) announced its decision to restate these financial statements on November 8, 2022.

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

The effect of the Revenue Recognition Error was as follows:

–overstatement of revenue of $0.3 million for the three months ended March 31, 2022;
–overstatement of contract assets of $3.7 million as of March 31, 2022;
–understatement of deferred revenue of $0.3 million as of March 31, 2022; and
–understatement of accumulated deficit of $3.6 million as of March 31, 2022.

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

The effect of the Amortization Error was as follows:

–understatement of sales and marketing expenses of $0.5 million for the three months ended March 31, 2022;
–overstatement of deferred contract acquisition costs of $8.5 million as of March 31, 2022;
–understatement of accumulated deficit of $8.6 million as of March 31, 2022; and
–understatement of accumulated other comprehensive loss of $85 thousand as of March 31, 2022.

•Equity-based Compensation – In 2022, our Board of Directors (or a designee thereof) granted certain long-term incentive awards to executives, employees, officers and consultants of the Company (or a subsidiary thereof), which are subject to vesting criteria. Generally, we concluded that the awards were performance-based awards and

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

that the vesting criteria was not probable and therefore, no expense had been incurred on these grants. However, the award to our Executive Chairman and Chairman of our Board (the “Chairman Award”) contained different vesting criteria, and upon further review, we concluded that the Chairman Award was a time-based award (rather than a performance-based award), for which we should have recognized compensation expense throughout 2022 (the “Equity Compensation Error”).

The effect of the Equity Compensation Error was as follows:

–understatement of general and administrative expenses by $3.6 million for the three-months ended March 31, 2022;
–overstatement of additional paid-in capital by $3.6 million as of March 31, 2022; and
–understatement of accumulated deficit of $3.6 million as of March 31, 2022.

The errors did not have an impact on the Company’s net cash or liquidity.

As a result of the corrections reflected in the restatement, our income tax expense for the three months ended March 31, 2022 was increased by approximately $0.1 million, primarily from changes in deferred taxes. See Note 16, Income Taxes, for additional details regarding income taxes.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Following are the reconciliations of previously reported to restated figures (in thousands, except share and per share information):

	(As Reported)			(As Restated)
	March 31, 2022	Adjustments		March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,251	$—		$11,251
Restricted cash	1,473	—		1,473
Accounts receivable, net of allowance	8,647	—		8,647
Contract assets	2,192	(161)	(a)	2,031
Deferred contract acquisition costs, current	3,698	(2,305)	(b)	1,393
Prepaid and other current assets	6,679	—		6,679
Total current assets	33,940	(2,466)		31,474
Property and equipment, net	2,471	—		2,471
Operating lease right-of-use assets	2,264	—		2,264
Contract assets, noncurrent	10,616	(3,498)	(a)	7,118
Deferred contract acquisition costs, noncurrent	9,237	(6,163)	(b)	3,074
Goodwill	71,604	—		71,604
Intangible assets, net	32,703	—		32,703
Deferred income taxes	789	5	(d)	794
Other assets	231	—		231
Total assets	$163,855	$(12,122)		$151,733
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$5,252	$—		$5,252
Accrued expenses	13,503	(39)	(d)	13,464
Operating lease liabilities, current	758	—		758
Deferred revenue, current	5,309	274	(a)	5,583
Total current liabilities	24,822	235		25,057
Deferred revenue, noncurrent	554	(9)	(a)	545
Operating lease liabilities, noncurrent	1,724	—		1,724
Convertible senior notes, net	73,162	—		73,162
Embedded derivative liability	124,640	—		124,640
Total liabilities	224,902	226		225,128
Stockholders' deficit:
Preferred stock	—	—		—
Common stock	132	—		132
Additional paid-in capital	509,729	3,582	(c)	513,311
Accumulated other comprehensive loss	(1,682)	(85)	(a)	(1,767)
Accumulated deficit	(569,226)	(15,845)	(a), (b), (c), (d)	(585,071)
Total stockholders' deficit	(61,047)	(12,348)		(73,395)
Total liabilities and stockholders' deficit	$163,855	$(12,122)		$151,733

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	(As Reported)			(As Restated)
	Three Months Ended March 31, 2022	Adjustments		Three Months Ended March 31, 2022
Revenue	$11,378	$(300)	(a)	$11,078
Cost of revenue, exclusive of amortization shown below	4,498	—		4,498
Amortization expense	954	—		954
Total cost of revenue	5,452	—		5,452
Gross profit	5,926	(300)		5,626
Operating expenses:		—
Sales and marketing	11,698	538	(b)	12,236
Research and development	3,334	—		3,334
General and administrative	4,857	3,605	(c)	8,462
Transaction costs	—	—		—
Depreciation and amortization	1,369	—		1,369
Loss on abandonment of assets	1,658	—		1,658
Total operating expenses	22,916	4,143		27,059
Loss from operations	(16,990)	(4,443)		(21,433)
Change in fair value of embedded derivative liability	(46,143)	—		(46,143)
Interest expense, net	(1,131)	—		(1,131)
Other expenses, net	(104)	—		(104)
Loss from operations before income taxes	(64,368)	(4,443)		(68,811)
Income tax expense	(226)	(65)	(d)	(291)
Net loss	$(64,594)	$(4,508)		$(69,102)

Loss per share:
Net loss from continuing operations per share of common stock - basic and diluted	$(0.49)	$(0.03)		$(0.52)
Weighted-average shares used in computation - basic and diluted	131,793,660	—		131,793,660

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	(As Reported)			(As Restated)
	Three Months Ended March 31, 2022	Adjustments		Three Months Ended March 31, 2022
Cash flows from operating activities:
Net loss	$(64,594)	$(4,508)		$(69,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,323	—		2,323
Loss on abandonment of assets	1,658	—		1,658
Equity-based compensation	143	3,582	(c)	3,725
Amortization of deferred contract acquisition costs	1,006	560	(b)	1,566
Change in fair value of embedded derivative liability	46,143	—		46,143
Amortization of debt issuance costs	194	—		194
Operating leases, net	44	—		44
Provision for allowance for doubtful accounts	72	—		72
Deferred income taxes	—	65	(d)	65
Changes in assets and liabilities:
Accounts receivable	(1,731)	—		(1,731)
Contract assets	631	307	(a)	938
Prepaid and other current assets	(450)	—		(450)
Deferred contract acquisition costs	(1,756)	—		(1,756)
Accounts payable	760	—		760
Accrued expenses	1,107	—		1,107
Deferred revenue	149	(6)	(a)	143
Net cash, cash equivalents and restricted cash used in operating activities	(14,301)	—		(14,301)
Cash flows from investing activities:
Purchases of property and equipment	(417)	—		(417)
Net cash, cash equivalents and restricted cash used in investing activities	(417)	—		(417)
Effect of foreign currency exchange rates on cash	(21)	—		(21)
Net decrease in cash, cash equivalents and restricted cash	(14,739)	—		(14,739)
Cash, cash equivalents and restricted cash at beginning of period	27,463	—		27,463
Cash, cash equivalents and restricted cash at end of period	$12,724	$—		$12,724

Cash and cash equivalents	$11,251	$—		$11,251
Restricted cash	1,473	—		1,473
Total cash, cash equivalents and restricted cash at end of period	$12,724	$—		$12,724

Footnotes to tables:
(a) Accounting adjustment related to the Revenue Recognition Error.
(b) Accounting adjustment related to the Amortization Error.
(c) Accounting adjustment related to the Equity Compensation Error.
(d) Accounting adjustment resulting from the impact of the corrections of (a), (b) and (c) on our income tax expense.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Business and Summary of Significant Accounting Policies

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
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared by our management and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2021 and other financial data for the prior period have been derived from our audited consolidated financial statements as of the respective date. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For further information, refer to our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on December 28, 2022 (the “Amended 10-K”). Results for the interim periods are not necessarily indicative of results to be expected for the entirety of 2022.

All references to “$” or “dollars” are to the currency of the United States (“U.S.”) unless otherwise indicated. We operate on a calendar year basis. References to 2021, for example, refer to our year ended December 31, 2021.
Risks and Uncertainties due to COVID-19 Pandemic
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered in 2022. Much uncertainty still surrounds the pandemic, including new variants of COVID-19, its duration and ultimate overall impact on our operations. Management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2021 or the three months ended March 31, 2022, management took measures during such periods to minimize the risks from the pandemic. Those measures were aimed at safeguarding the Company, and the health, safety and well-being of our employees and customers.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Note 4. Transactions with Former Parent – Cyxtera
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Note 5. Discontinued Operations
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The major items constituting net income attributable to discontinued operations for the three months ended March 31, 2021 (As Restated) are presented below (in thousands):

Revenue	$2,111
Cost of revenue	142
Gross profit	1,969
Operating expenses:
Sales and marketing	265
Research and development	290
Total operating expenses	555
Income from operations	1,414
Gain on the disposal of the discontinued operation	64,621
Income from discontinued operations	66,035
Income tax expense of discontinued operations	(346)
Net income from discontinued operations, net of tax	$65,689
Note 6. Revenue
Disaggregation of Revenue
The following table summarizes our revenue by category (in thousands):

	Three Months Ended
	March 31,
	2022	2021
	(As Restated)
Subscription revenue:
Multi-year subscription term-based licenses	$2,831	$1,790
1-year subscription term-based licenses	2,804	1,761
Total subscription term-based licenses	5,635	3,551
Subscription SaaS	2,296	2,328
Support and maintenance	933	990
Total subscription revenue	8,864	6,869
Perpetual licenses	156	1,313
Services and other	2,058	1,855
Total	$11,078	$10,037

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes revenue (in thousands) by country and main geography in which we operate based on the billing address of customers (including, for the avoidance of doubt, resellers and managed service providers) who have contracted with us:

	Three Months Ended
	March 31,
	2022	2021
	(As Restated)
Revenues by country (a):
United States	$5,857	$3,855
Colombia	1,627	1,352
Canada	850	1,035
Ecuador	577	1,471
Other	2,167	2,324
Total	$11,078	$10,037
Revenues by main geography:
US&C	$6,707	$4,890
LATAM	3,169	4,275
EMEA	671	514
APAC	531	358
Total	$11,078	$10,037
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
Contract liabilities consist of deferred revenue and include payments received in advance of performance under a customer contract. Such amounts are recognized as revenue over the remaining contractual period. During the three months ended March 31, 2022 and 2021, we recognized revenue of $2.7 million and $3.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related period.
We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days to 45 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Unbilled receivables were $9.1 million and $10.1 million as of March 31, 2022 and December 31, 2021, respectively.
In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Remaining Performance Obligations
The typical contractual term for term-based licenses and support and maintenance is one to three years. Most of our contracts are non-cancelable. However, customers typically have the right to terminate their contracts for cause if we fail to perform and cure within the applicable cure period. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $37.5 million. We expect to recognize 49% of the transaction price over the next 12 months, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	(As Restated)
	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Beginning balance	$4,305	$3,061
Capitalization of contract acquisition costs	1,683	6,193
Amortization of deferred contract acquisition costs	(1,566)	(5,333)
Impacts of foreign currency translation	45	384
Ending balance	$4,467	$4,305

Deferred contract acquisition costs, current	$1,393	$1,319
Deferred contract acquisition costs, noncurrent	$3,074	$2,986
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
The significant unobservable inputs used in the fair value measurement of our embedded derivative liability at March 31, 2022 and December 31, 2021 are a volatility rate of 66.8% and 64.0%, respectively, and a bond yield of 9.19% and 8.85%, respectively. The expected volatility of our equity is estimated based on the historical volatility of our common stock and the remaining term of the Convertible Senior Notes of 1.9 years and 2.1 years at March 31, 2022 and December 31, 2021, respectively. We consider those inputs to be significant as changes in any of those inputs in isolation would result in significantly lower (higher) fair value measurement. Generally, a change in our volatility assumption will generate a directionally similar change in the overall value of the instrument, while a change in the bond yield will generate a directionally opposite change in the overall value of the instrument.

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
Interest on the Convertible Senior Notes is payable either entirely in cash or entirely in kind (“PIK Interest”), or a combination of cash and PIK Interest at our discretion. The Convertible Senior Notes bear interest at the annual rate of 5% with respect to interest payments made in cash and 5.50% with respect to PIK Interest, with interest payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2021. Additional notes (“PIK Notes”) to be issued for PIK Interest will have the same terms and conditions as the Convertible Senior Notes. The Note Issuance Agreement includes certain affirmative and financial covenants we are required to satisfy (as further described below). We were in compliance with all covenants as of March 31, 2022.

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Note 14. Appgate, Inc. 2021 Incentive Compensation Plan

On October 12, 2021, our Board of Directors adopted the Appgate, Inc. 2021 Incentive Compensation Plan (the “2021 Plan”). The purpose of the 2021 Plan is to assist Appgate and its related entities in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to Appgate or its related entities by enabling such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

providing such persons with performance incentives to expend their maximum efforts in the creation of shareholder value. During 2021, no grants or awards were made under the 2021 Plan.
During the three months ended March 31, 2022, our Board of Directors (or a designee thereof) approved certain grants of long-term incentive awards to executives, employees, officers and consultants of the Company (or a subsidiary thereof). Such grants were given as restricted stock units (“RSUs”) and phantom stock units (“PSUs”). Awards of RSUs were given as time-based awards and/or performance-based awards under the 2021 Plan. All PSUs were given as performance-based awards. The vesting of the performance-based awards is dependent upon certain conditions, including service and/or performance conditions as defined in the grants. Our Executive Chairman and Chairman of our Board of Directors received a time-based award, the Chairman Award, which entitled him to receive a specific number of shares of the Company’s common stock on the vesting date. Such Chairman Award originally vested no later than December 31, 2022, but was cancelled on December 23, 2022.

The following table summarizes nonvested RSUs and PSUs activity for the three months ended March 31, 2022:

	RSUs				PSUs
	Time-based		Performance-based		Performance-based
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2021	—	$—	—	$—	—	$—
Granted	1,102,217	13.00	4,436,129	13.14	58,519	13.17
Vested	—	—	—	—	—	—
Forfeited	—	—	(107,748)	13.00	(1,433)	13.00
Nonvested at March 31, 2022	1,102,217	$13.00	4,328,381	$13.14	57,086	$13.17

For the three months ended March 31, 2022, we recognized $3.6 million of equity-based compensation expense related to the 2021 Plan. This amount is included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

As of March 31, 2022, the maximum unrecognized cost for RSUs was $10.7 million. The cost is expected to be recognized over a weighted average period of nine months.
Note 15. 401(k) Savings Plan
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Note 16. Income Taxes
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
The income tax expense of continuing operations for the three months ended March 31, 2022 was $0.3 million. The income tax expense on the pre-tax loss for the three months ended March 31, 2022 was different than the amount expected at the statutory federal income tax rate primarily due to changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, state taxes, and foreign withholding taxes. The Company has determined that the tax effects of the change in the fair value of its embedded derivative liability cannot reliably be estimated. Accordingly, the discrete-period computation method has been used and the annual effective tax rate may change significantly once included.
The income tax expense of continuing operations for the three months ended March 31, 2021 was $0.4 million. The income tax expense on the pre-tax loss for the three months ended March 31, 2021 was different than the amount expected at the statutory federal income tax rate primarily due to foreign withholding taxes.
Note 17. Segment and Geographic Information
Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that we operate as one operating and reportable segment.
Refer to Note 6 – Revenue, for information on revenue by geography.
Note 18. Related Party Transactions
Revolving Credit Facility Commitment Letter with SIS Holdings
On March 29, 2022, Legacy Appgate and SIS Holdings, our controlling stockholder, owning approximately 89% of our issued and outstanding common stock, entered into a commitment letter, pursuant to which SIS Holdings agreed to provide to Legacy Appgate, subject to the satisfaction of the terms and conditions contained therein, a subordinated revolving credit facility in an aggregate principal amount of $50.0 million. As defined and described in Note 19, we entered into the Revolving Credit Agreement on April 26, 2022.

Commercial Related Person Transactions with Cyxtera
As of and for the three months ended March 31, 2022, three members of our Board of Directors also served on the board of directors of Cyxtera and, as of March 23, 2022, SIS Holdings owned approximately 61.5% of Cyxtera’s

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

outstanding common stock. Our most significant related party relationships and transactions are with Cyxtera, the Management Company, SIS Holdings and certain of the equity owners of SIS Holdings. Those relationships and transactions are described in Note 4. In addition, Legacy Appgate maintains a number of ordinary course commercial relationships, both as a customer and service provider, with Cyxtera.
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
Note 19. Subsequent Events
Appgate, Inc. 2021 Incentive Compensation Plan
On December 23, 2022, the Company and our Executive Chairman and Chairman of our Board agreed to cancel the Chairman Award. As of December 27, 2022, there were no time-based RSUs, 9,282,292 performance-based RSUs, and 52,678 performance-based PSUs issued and outstanding to participants under the 2021 Plan, which performance-based RSUs and performance-based PSUs were subject to certain vesting criteria. As of December 27, 2022, none of the awards had vested.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Liquidity and Going Concern

Subsequent to the issuance of the condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the SEC on May 11, 2022, events or conditions occurred that have led to the conclusion that substantial doubt exists about the Company’s ability to continue as a going concern. Among other things, the conditions that raised substantial doubt include continued losses at the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with (a) our unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, “Financial Statements” of this Amendment, (b) Part II, Item 1A, “Risk Factors” of this Amendment, and (c) Part I, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes in our Amended 10-K. As discussed in the section titled “Cautionary Statement Regarding Forward-Looking Statements” in the Original 10-Q, the following discussion contains forward-looking statements that are based upon our expectations, including with respect to our future revenues and operating results. These forward-looking statements reflect our views only as of the date they were made, which was the date of the filing of the Original 10-Q. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and included under Part I, Item 1A in our Amended 10-K.

We operate on a calendar year basis. Capitalized terms used in this section and not defined herein have the respective meanings given to such terms elsewhere in this Amendment or the Original 10-Q. Numbers and percentages presented throughout this discussion and analysis may not always add up to equivalent totals and/or to 100% due to rounding.
Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the Restatement, as more fully described in Note 1 – Restatement of Previously Issued Financial Statements to our accompanying unaudited condensed consolidated financial statements contained elsewhere in this Amendment. For further detail regarding the Restatement, see “Explanatory Note” and Part I, Item 4, “Controls and Procedures” contained in this Amendment.
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

Our revenue increased from $10.0 million for the three months ended March 31, 2021 to $11.1 million for the three months ended March 31, 2022, an increase of 10%. We continue to invest in growing our business and, as a result, we incurred net losses from continuing operations before income taxes of $68.8 million and $10.4 million for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively.
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

Risks and Uncertainties due to COVID-19
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered in 2022. Much uncertainty still surrounds the pandemic, including new variants of COVID-19, its duration and ultimate overall impact on our operations. Management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2021 or the three months ended March 31, 2022, management took measures during such periods to minimize the risks from the pandemic. Those measures were aimed at safeguarding the Company, and the health, safety and well-being of our employees and customers.

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

Sale of Brainspace

On September 30, 2020, Legacy Appgate adopted a plan for the sale of Brainspace Corporation (“Brainspace”), a formerly wholly owned subsidiary of Legacy Appgate, which met the criteria for discontinued operations under ASC Topic 205-20, Presentation of Financial Statements — Discontinued Operations — see Note 5 to our condensed consolidated financial statements for discontinued operations disclosures included in Part I, Item 1 of this Amendment - “Financial Statements”. On January 20, 2021, Legacy Appgate completed the sale of 100% of the outstanding equity interests of Brainspace for $125.0 million. We recorded a gain on the sale of Brainspace of $64.6 million. We have classified the results of Brainspace as discontinued operations in our condensed consolidated statements of operations for all periods presented. Unless otherwise stated, all discussion of Legacy Appgate’s results of operations included in this discussion and analysis focus on continuing operations and exclude the discontinued Brainspace operations.
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
We stopped offering our Compliance Sheriff product which accounted for less than 5% of our total revenue for 2021. Total Compliance Sheriff-only customers included in our total customer count as of March 31, 2021 above was 65. As a result, our increase in customer count from March 31, 2021 to March 31, 2022 reflected in this Amendment is not indicative of our customer growth given our one-time voluntary sunsetting of our Compliance Sheriff product and its respective customers.
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

Subscription revenue represented approximately 80% and 68% of our revenue for the three months ended March 31, 2022 and 2021, respectively. We expect that a majority of our revenue will continue to be from subscriptions for the foreseeable future, and we expect that subscription revenue as a percentage of total revenue will increase over time. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

For each of the three months ended March 31, 2022 and 2021, approximately 19% of our revenue was from services and other.

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

	Three Months Ended
	March 31,
	2022	2021
	(As Restated)
Revenues by country (a):
United States	$5,857	$3,855
Colombia	1,627	1,352
Canada	850	1,035
Ecuador	577	1,471
Other	2,167	2,324
Total	$11,078	$10,037
Revenues by main geography:
US&C	$6,707	$4,890
LATAM	3,169	4,275
EMEA	671	514
APAC	531	358
Total	$11,078	$10,037
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, equity-based compensation expense, marketing and channel programs, travel and entertainment expenses, expenses for conferences and events and allocated overhead costs. We capitalize our sales commissions and associated payroll taxes and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of cost previously deferred as attributable to each period presented in our consolidated financial statements, as described in Note 2 — Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Amendment - “Financial Statements”. Advertising expenses are charged to sales and marketing expense in the condensed consolidated statements of operations as incurred.

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
Results of Operations
The following table sets forth our consolidated results of operations for the periods presented (in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Amendment, “Financial Statements”.

	Three Months Ended
	March 31,
	2022	2021	Variance %
	(As Restated)
Revenue	$11,078	$10,037	10%
Cost of revenue, exclusive of amortization shown below	4,498	3,578	26%
Amortization expense	954	1,131	16%
Total cost of revenue	5,452	4,709	16%
Gross profit	5,626	5,328	6%
Operating expenses:
Sales and marketing	12,236	7,537	62%
Research and development	3,334	2,197	52%
General and administrative	8,462	3,350	153%
Transaction costs	—	330	nm
Depreciation and amortization	1,369	1,341	2%
Loss on abandonment of assets	1,658	—	nm
Total operating expenses	27,059	14,755	83%
Loss from continuing operations	(21,433)	(9,427)	127%
Change in fair value of embedded derivative liability	(46,143)	—	nm
Interest expense, net	(1,131)	(833)	36%
Other expenses, net	(104)	(126)	17%
Loss from continuing operations before income taxes	(68,811)	(10,386)	563%
Income tax expense of continuing operations	(291)	(412)	29%
Net loss from continuing operations	(69,102)	(10,798)	540%
Net income from discontinued operations, net of tax	—	65,689	nm
Net (loss) income	$(69,102)	$54,891	226%
nm = not meaningful
Revenue
Revenue from continuing operations were as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Variance %
	(As Restated)
Subscription revenue	$8,864	$6,869	29%
Perpetual licenses	156	1,313	88%
Services and other	2,058	1,855	11%
Total	$11,078	$10,037	10%

Revenue increased by $1.0 million, or 10%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The overall increase in revenue was primarily attributable to an overall increase in subscription term-based licenses as further explained below, partially offset by a decrease in perpetual licenses.

Subscription revenue accounted for 80% and 68% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Subscription revenue increased $2.0 million, or 29%, in the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. This increase in subscription revenue was driven by $1.4 million in revenue from sales to new customers and $0.6 million in revenue from sales to existing customers. Approximately $1.0 million, or 73%, of the revenue from new customers was from multi-year subscription term-based licenses, with the remaining $0.4 million, or 27%, from one-year subscription term-based licenses. In turn, approximately $1.1 million of the revenue from existing customers was from one-year subscription term-based licenses, partially offset by a decrease of $0.5 million from multi-year subscription term-based licenses. Our net-dollar retention rate was 106% at March 31, 2022, flat from March 31, 2021.

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

Services and other revenue accounted for 19% and 18% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Services and other revenue increased $0.2 million, or 11%, for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. This increase in services and other revenue was primarily the result of an overall increase in service hours billed to customers during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021.
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
Gross Profit
Gross profit totaled $5.6 million for the three months ended March 31, 2022, an increase of $0.3 million, or 6%, as compared to the three months ended March 31, 2021. This increase was the result of the factors described above under “Revenue” and “Cost of Revenue”.
Operating Expenses
Total operating expenses from continuing operations increased by $12.3 million, or 83%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The factors that contributed to the increase in operating expenses are detailed below.
Sales and marketing expenses increased by $4.7 million, or 62%, for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. This increase was primarily the result of an increase in personnel costs from higher headcount on both the sales and marketing teams, higher commission expense, and to a lesser extent, higher investment in marketing and advertising costs since completion of the Merger. Sales and marketing headcount increased by 67 positions from 122 for the three months ended March 31, 2021 to 189 for the three months ended March 31, 2022.
Research and development expenses increased $1.1 million, or 52%, for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, as a result of an increase in personnel costs from higher headcount.

Research and development headcount increased by 26 positions from 107 for the three months ended March 31, 2021 to 133 for the three months ended March 31, 2022.
General and administrative expenses increased by $5.1 million, or 153%, for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The increase in general and administrative expenses was the result of $3.6 million of equity-compensation expense recognized during the three months ended March 31, 2022 in connection with the 2021 Plan, an increase of approximately $0.8 million in personnel costs from higher headcount in 2022, higher insurance costs of approximately $0.7 million related to our new D&O insurance policy following completion of the Merger, and higher bad debt of approximately $0.2 million. General and administrative headcount increased by 23 positions from 58 for the three months ended March 31, 2021 to 81 for the three months ended March 31, 2022. These increases were partially offset by lower professional fees of approximately $0.4 million.
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
Income Tax Expense
Our effective tax rate for the three months ended March 31, 2022 and 2021 was 0.4% and 4.0%, respectively. The effective tax rate for the three months ended March 31, 2022 differs from the U.S. Federal income tax rate of 21% primarily due to changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, state taxes, and foreign withholding taxes. The effective tax rate for the three months ended March 31, 2021 differs from the U.S. Federal income tax rate of 21% primarily due to foreign withholding taxes.

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
A reconciliation of our non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
	(As Restated)
GAAP revenue	$11,078	$10,037
GAAP gross profit	5,626	5,328
Add: amortization expense	954	1,131
Add: equity-based compensation	62	131
Non-GAAP gross profit	$6,642	$6,590
GAAP gross margin	51%	53%
Non-GAAP gross margin	60%	66%

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
A reconciliation of our non-GAAP loss from operations and non-GAAP operating margin to loss from continuing operations and operating margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
	(As Restated)
GAAP revenue	$11,078	$10,037
GAAP loss from continuing operations	$(21,433)	$(9,427)
Add: amortization expense	2,098	2,299
Add: loss on abandonment of assets	1,658	—
Add: equity-based compensation	3,725	1,010
Add: transaction costs	—	330
Non-GAAP loss from operations	$(13,952)	$(5,788)
GAAP operating margin	(193)%	(94)%
Non-GAAP operating margin	(126)%	(58)%

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

	Three Months Ended
	March 31,
	2022	2021
	(As Restated)
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	$(14,301)	$(15,497)
Less:
Purchases of property and equipment	(417)	(111)
Repayment of finance leases	—	(6)
Free cash flow	$(14,718)	$(15,614)
As a percentage of revenue:
GAAP revenue	$11,078	$10,037
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(129)%	(154)%
Less:
Purchases of property and equipment	(4)%	(1)%
Repayment of finance leases	—%	—%
Free cash flow	(133)%	(156)%
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
Interest on the Convertible Senior Notes is payable either entirely in cash or entirely in kind (“PIK Interest”), or a combination of cash and PIK Interest at Appgate’s discretion. The Convertible Senior Notes bear interest at the annual rate of 5% with respect to interest payments made in cash and 5.50% with respect to PIK Interest, with interest payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2021. Additional notes (“PIK Notes”) issuable in respect of PIK Interest would have the same terms and conditions as the Convertible Senior Notes. The Note Issuance Agreement includes certain affirmative and financial covenants we are required to satisfy. We were in compliance with all covenants as of March 31, 2022.
Promissory Notes
On March 31, 2019, Legacy Appgate issued the Promissory Notes to each of Cyxtera and the Management Company. As discussed above and in our condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Amendment, “Financial Statements”, on February 8, 2021, Legacy Appgate repaid Cyxtera the full amount on the then outstanding principal and interest of $20.6 million under the Promissory Note issued to Cyxtera and made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note issued to the Management Company. On that same date, the Management Company issued a payoff letter to Legacy Appgate extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control with Legacy Appgate at the time of repayment, we recognized the note extinguishment of $34.6 million as a capital contribution in the three months ended March 31, 2021.
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
Other Contractual Obligations and Commitments
In addition to our debt obligations under the Convertible Senior Notes, the Revolving Credit Facility, and lease obligations under several operating lease arrangements, Appgate has other contractual commitments. Refer to Note 10 — Leases and Note 11 — Convertible Senior Notes, to our condensed consolidated financial statements included in Part I, Item 1 of this Amendment, “Financial Statements” for additional information on maturities. Refer to Note 12 — Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Amendment, “Financial Statements” for additional information regarding cash amounts committed under other contractual obligations.
Cash Flow
Cash Flows for the Three Months Ended March 31, 2022 and 2021. The following table sets forth our historical cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
	(As Restated)
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

Net cash used in operating activities during the three months ended March 31, 2022 was $14.3 million, which resulted from a net loss of $69.1 million, adjusted for non-cash charges of $55.8 million and net cash outflow of $1.0 million from changes in assets and liabilities. Non-cash charges primarily consisted of a $46.1 million change in the fair value of our embedded derivative liability, $3.7 million in equity-based compensation, $2.3 million of depreciation and amortization, $1.7 million of loss on abandonment of assets, and $1.6 million of amortization of deferred contract acquisition costs. The net cash outflow from changes in assets and liabilities was primarily due to increases in deferred contract acquisition costs and cash used in working capital. The main changes in working capital were increases in accounts receivable, accounts payable and accrued expenses.

Net cash used in operating activities during the three months ended March 31, 2021 was $14.5 million, which resulted from a net loss of $54.9 million, adjusted for the net income from discontinued operations, net of tax of $65.7 million, non-cash charges of $4.6 million, net cash outflow of $9.3 million from changes in assets and liabilities and $1.0 million net cash provided by operating activities of discontinued operations. Non-cash charges primarily consisted of $2.5 million of depreciation and amortization, $1.0 million in equity-based compensation, and $1.1 million of amortization of deferred contract acquisition costs. The net cash outflow from changes in assets and liabilities was primarily due to settlement of cash due to affiliates and changes in working capital combined with increases in contract assets and deferred contract acquisition costs. The main changes in working capital were lower accounts payable and accrued expenses and higher prepaid and other current assets.
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
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see “Critical Accounting Estimates” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amended 10-K.
Recent Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 of our consolidated financial statements included in Part I, Item 1 of this Amendment, “Financial Statements”.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In the Original 10-Q, we reported that our management, with the participation of our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of March 31, 2022, which we refer to as the Evaluation Date. Based on such evaluation, those officers had concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
In connection with the preparation of the Restatement, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the Company’s disclosure controls and procedures as of March 31, 2022. Based on that re-evaluation, management concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed in Part II, Item 9A, “Controls and Procedures” in the Amended 10-K as well as the additional material weakness discussed below.
Changes in Internal Control over Financial Reporting
In connection with the preparation of the Restatement, our management identified an additional material weakness in internal control over financial reporting. We did not design and maintain effective controls related to the evaluation of our awards under our 2021 Plan. This material weakness resulted in the material error in our reported equity-based compensation expense and additional paid-in capital, and the related financial statement disclosures in our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022. For further information with respect to this error, see Note 1 to the unaudited condensed consolidated financial statements for the three months ended March 31, 2022 included in this Amendment.
Our management is responsible for the internal control over financial reporting of the Company and in addition to remediation items noted in the Amended 10-K, management has taken steps to address the additional material weakness noted above, which include engaging external advisors to assist in the design, documentation and implementation of the Company’s internal controls, including the evaluation of the operating effectiveness of these internal controls. We also continue to expend significant resources, including accounting-related costs, training and management oversight on the continued design, improvement and implementation of our process-level internal controls. If any of these new or improved controls and systems do not perform as expected, then we may experience additional deficiencies and material weaknesses in our controls.
Except for this additional material weakness, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1A. Risk Factors
Other than as disclosed below, there have been no material changes to the risk factors described in the Amended 10-K.
We have identified an additional material weakness in our internal control over financial reporting as of March 31, 2022, and we have previously identified other material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

On November 8, 2022, our Board of Directors, after meeting with management to consider the relevant facts and circumstances, determined that the Company’s financial statements as of and for the years ended December 31, 2021 and 2020, the interim periods within those years, and the Company’s financial statements for the interim periods ended March 31, 2022 and June 30, 2022 should no longer be relied upon because of errors in such financial statements.

Although our management has not yet conducted an assessment of our internal control over financial reporting as of December 31, 2021, as otherwise required by Section 404 of the Sarbanes-Oxley Act (the “404 Assessment”), as part of the restatement process in connection with our financials as of and for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. As described in the Amended 10-K, our management identified (i) errors in our accounting relating to our controls over the estimation of the relationship between the term license and the support and maintenance for establishing their respective stand-alone sales prices in multi-year contracts related to revenue for our sales of software through multi-year term-based license agreements, (ii) errors in our accounting relating to our controls related to recognition of commission expense and (iii) inadequate management review controls over our financial statement disclosures with respect certain calculations (collectively, the “10-K Material Weaknesses”). Furthermore, in connection with the preparation of the Restatement, our management identified an additional material weakness in internal control over financial reporting, as we did not design and maintain effective controls related to the evaluation of awards under our 2021 Plan (the “10-Q Material Weakness”).

In addition, in connection with the preparation of Legacy Appgate’s consolidated financial statements as of and for the year ended December 31, 2020, Legacy Appgate’s management and its independent registered public accounting firm identified material weaknesses in internal control over financial reporting with respect to the design of our information technology general controls related to user access and change management as well as certain financial reporting transaction level controls including account reconciliations, related party transactions and journal entries (the “Legacy Appgate Material Weaknesses”).

For a discussion of management’s consideration of the 10-K Material Weaknesses and the Legacy Appgate Material Weaknesses and plans for their remediation, see Part II, Item 9A, “Controls and Procedures” included in the Amended 10-K. For a discussion of management’s consideration of the 10-Q Material Weakness and plans for its remediation, see Part I, Item 4, “Controls and Procedures” included in this Amendment.

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