Form 10-Q/A
period 2022-06-30
Appgate, Inc.
filed 2022-12-28
CIK 1353538

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

EXPLANATORY NOTE
Appgate, Inc., a Delaware corporation (“we”, “us”, “our”, the “Company” or “Appgate”), is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2022 (the “Original 10-Q”, and, as amended by this Amendment, the “Quarterly Report”) to reflect the restatement of the Company’s financial statements as of and for the quarter ended June 30, 2022 contained in the Original 10-Q (the “Restatement”).
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
Internal Control Considerations

In connection with the Company’s review of its financial statements leading to the Restatement, the Company’s management identified material weaknesses in its internal control over financial reporting, which were previously identified in connection with, and disclosed in, the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on December 28, 2022 (the “Amended 10-K”) and the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022 filed with the SEC on December 28, 2022 (the “Amended Q1 10-Q”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. Therefore, the Company’s management concluded that material weaknesses remain in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of June 30, 2022. For further information regarding the effectiveness of the Company’s disclosure controls and procedures, see Part I, Item 4, “Controls and Procedures”, included in this Amendment.
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
Substantially concurrently with the filing of this Amendment, the Company is filing the Amended 10-K and an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
1

PART I
Item 1. Financial Statements
Appgate, Inc.

Appgate, Inc.
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2022 and December 31, 2021
(in thousands, except share information)

	(As Restated)
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,100	$25,990
Restricted cash	1,473	1,473
Accounts receivable, net of allowance of $211 and $163, respectively	6,712	6,848
Contract assets	1,431	1,458
Deferred contract acquisition costs, current	1,413	1,319
Prepaid and other current assets	3,583	6,196
Total current assets	23,712	43,284
Property and equipment, net	2,113	2,115
Operating lease right-of-use assets	2,106	2,497
Contract assets, noncurrent	9,107	8,630
Deferred contract acquisition costs, noncurrent	3,197	2,986
Goodwill	71,604	71,604
Intangible assets, net	30,605	36,459
Deferred income taxes	507	863
Other assets	447	147
Total assets	$143,398	$168,585
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,840	$4,483
Accrued expenses	11,813	12,193
Operating lease liabilities, current	714	798
Deferred revenue, current	6,234	5,274
Revolving credit facility	21,000	—
Total current liabilities	43,601	22,748
Deferred revenue, noncurrent	908	717
Operating lease liabilities, noncurrent	1,619	1,891
Convertible senior notes, net	73,360	72,968
Derivative liability	32,620	78,497
Total liabilities	152,108	176,821
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 270,000,000 shares authorized; 131,793,660 shares issued and outstanding at June 30, 2022 and December 31, 2021	132	132
Additional paid-in capital	516,974	509,586
Accumulated other comprehensive loss	(2,146)	(1,985)
Accumulated deficit	(523,670)	(515,969)
Total stockholders’ deficit	(8,710)	(8,236)
Total liabilities and stockholders’ deficit	$143,398	$168,585
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(As Restated)		(As Restated)
Revenue	$11,129	$9,397	$22,207	$19,434
Cost of revenue, exclusive of amortization shown below	5,294	4,169	9,792	7,747
Amortization expense	954	1,131	1,908	2,262
Total cost of revenue	6,248	5,300	11,700	10,009
Gross profit	4,881	4,097	10,507	9,425
Operating expenses:
Sales and marketing	15,905	9,814	28,141	17,351
Research and development	4,100	2,723	7,434	4,920
General and administrative	9,595	4,624	18,057	7,974
Transaction costs	2,059	43	2,059	373
Depreciation and amortization	1,377	1,352	2,746	2,693
Loss on abandonment of assets	—	—	1,658	—
Total operating expenses	33,036	18,556	60,095	33,311
Loss from continuing operations	(28,155)	(14,459)	(49,588)	(23,886)
Change in fair value of embedded derivative liability	92,020	—	45,877	—
Interest expense, net	(1,343)	(643)	(2,474)	(1,476)
Other expenses, net	(276)	(93)	(380)	(219)
Income (loss) from continuing operations before income taxes	62,246	(15,195)	(6,565)	(25,581)
Income tax expense of continuing operations	(845)	(592)	(1,136)	(1,004)
Net income (loss) from continuing operations	61,401	(15,787)	(7,701)	(26,585)
Net income from discontinued operations, net of tax	—	—	—	65,689
Net income (loss)	$61,401	$(15,787)	$(7,701)	$39,104

Income (loss) per share:
Net income (loss) from continuing operations per share of common stock - basic	$0.47	$(1.08)	$(0.06)	$(1.87)
Net loss from continuing operations per share of common stock - diluted	$(0.21)	$(1.08)	$(0.38)	$(1.87)
Net income from discontinued operations per share of common stock - basic	$—	$—	$—	$4.62
Net income from discontinued operations per share of common stock - diluted	$—	$—	$—	$4.62
Weighted-average shares used in computation:
Basic	131,793,660	14,643,740	131,793,660	14,207,989
Diluted	142,776,465	14,643,740	142,776,465	14,207,989
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Net income (loss)	$61,401	$(15,787)	$(7,701)	$39,104
Other comprehensive loss:
Change in foreign currency translation	(379)	(1,079)	(218)	(244)
Other comprehensive loss	(379)	(1,079)	(218)	(244)
Comprehensive income (loss)	$61,022	$(16,866)	$(7,919)	$38,860
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except share information)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	131,793,660	$132	$509,586	$(1,985)	$(515,969)	$(8,236)
Equity-based compensation	—	—	—	—	3,725	—	—	3,725
Net loss	—	—	—	—	—	—	(69,102)	(69,102)
Other comprehensive income	—	—	—	—	—	218	—	218
Balance as of March 31, 2022	—	$—	131,793,660	$132	$513,311	$(1,767)	$(585,071)	$(73,395)
Equity-based compensation	—	—	—	—	3,663	—	—	3,663
Net loss	—	—	—	—	—	—	61,401	61,401
Other comprehensive loss	—	—	—	—	—	(379)	—	(379)
Balance as of June 30, 2022 (As Restated)	—	$—	131,793,660	$132	$516,974	$(2,146)	$(523,670)	$(8,710)

Balance as of December 31, 2020	—	$—	13,757,550	$14	$471,687	$(668)	$(442,841)	$28,192
Equity-based compensation	—	—	—	—	950	—	—	950
Stock issued by Newtown for the exercise of stock options	—	—	886,190	1	(1)	—	—	—
Transactions with former Parent (Note 4)	—	—	—	—	36,241	—	—	36,241
Net income	—	—	—	—	—	—	54,891	54,891
Other comprehensive income	—	—	—	—	—	782	—	782
Balance as of March 31, 2021	—	—	14,643,740	15	508,877	114	(387,950)	121,056
Equity-based compensation	—	—	—	—	957	—	—	957
Net loss	—	—	—	—	—	—	(15,787)	(15,787)
Other comprehensive loss	—	—	—	—	—	(1,079)	—	(1,079)
Balance as of June 30, 2021	—	$—	14,643,740	$15	$509,834	$(965)	$(403,737)	$105,147
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021
(in thousands)

	Six Months Ended
	June 30,
	2022	2021
	(As Restated)
Cash flows from operating activities:
Net income	$(7,701)	$39,104
Net income from discontinued operations, including gain on sale of $64.6 million, net of tax in 2021	—	(65,689)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,654	4,955
Loss on abandonment of assets	1,658	—
Equity-based compensation	7,388	1,967
Amortization of deferred contract acquisition costs	3,462	2,510
Change in fair value of embedded derivative liability	(45,877)	—
Amortization of debt issuance costs	393	25
Operating lease amortization	151	134
Provision for (Reversal of) allowance for doubtful accounts	368	(52)
Deferred income taxes	346	(553)
Changes in assets and liabilities:
Accounts receivable	(297)	(3,388)
Contract assets	(450)	(3,695)
Prepaid and other current assets	2,537	(2,590)
Due from affiliates, net	—	3,252
Deferred contract acquisition costs	(3,302)	(768)
Other assets	—	5
Accounts payable	(655)	(3,785)
Accrued expenses	(428)	(3,640)
Deferred revenue	1,229	1,167
Other current liabilities	—	(11)
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(36,524)	(31,052)
Net cash, cash equivalents and restricted cash provided by operating activities of discontinued operations	—	1,166
Net cash, cash equivalents and restricted cash used in operating activities	(36,524)	(29,886)
Cash flows from investing activities:
Purchases of property and equipment	(504)	(467)
Net cash, cash equivalents and restricted cash used in investing activities of continuing operations	(504)	(467)
Net cash, cash equivalents and restricted cash provided by investing activities of discontinued operations	—	125,022
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(504)	124,555
Cash flows from financing activities:
Proceeds from revolving credit facility	21,000	—
Proceeds from convertible senior notes	—	50,000
Payment of debt issuance costs	—	(180)
Repayment of Promissory Notes	—	(119,640)

Repayment of finance leases	—	(12)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities of continuing operations	21,000	(69,832)
Effect of foreign currency exchange rates on cash	(862)	4,088
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,890)	28,925
Cash, cash equivalents and restricted cash at beginning of period	27,463	5,621
Cash, cash equivalents and restricted cash at end of period	$10,573	$34,546

Cash and cash equivalents	$9,100	$33,109
Restricted cash	1,473	1,437
Cash, cash equivalents and restricted cash of continuing operations at end of period	$10,573	$34,546

Supplemental cash flow information:
Cash paid for interest	$1,628	$1,092
Cash paid for income taxes, net of refunds	$1,064	$914
Non-cash increase to paid-in capital as a result of settlement of transactions with former Parent	$—	$36,241
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

The effect of the Revenue Recognition Error was as follows:

–overstatement of revenue of $0.4 million for the three months ended June 30, 2022;
–overstatement of contract assets of $4.0 million as of June 30, 2022;
–understatement of deferred revenue of $0.3 million as of June 30, 2022; and
–understatement of accumulated deficit of $3.8 million as of June 30, 2022.

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

The effect of the Amortization Error was as follows:

–understatement of sales and marketing expenses of $0.8 million for the three months ended June 30, 2022;
–overstatement of deferred contract acquisition costs of $9.3 million as of June 30, 2022;
–understatement of accumulated deficit of $9.9 million as of June 30, 2022; and
–understatement of accumulated other comprehensive loss of $30 thousand as of June 30, 2022.

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

The effect of the Equity Compensation Error was as follows:

–understatement of general and administrative expenses by $3.6 million for the three-months ended June 30, 2022;
–overstatement of additional paid-in capital by $7.2 million as of June 30, 2022; and
–understatement of accumulated deficit of $7.2 million as of June 30, 2022.

The errors did not have an impact on the Company’s net cash or liquidity.

As a result of the corrections reflected in the restatement, our income tax expense for the three months ended June 30, 2022 was increased by approximately $0.1 million, primarily from changes in deferred taxes. See Note 16, Income Taxes, for additional details regarding income taxes.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Following are the reconciliations of previously reported to restated figures (in thousands, except share and per share information):

	(As Reported)			(As Restated)
	June 30, 2022	Adjustments		June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,100	$—		$9,100
Restricted cash	1,473	—		1,473
Accounts receivable, net of allowance	6,712	—		6,712
Contract assets	1,561	(130)	(a)	1,431
Deferred contract acquisition costs, current	3,914	(2,501)	(b)	1,413
Prepaid and other current assets	3,583	—		3,583
Total current assets	26,343	(2,631)		23,712
Property and equipment, net	2,113	—		2,113
Operating lease right-of-use assets	2,106	—		2,106
Contract assets, noncurrent	12,972	(3,865)	(a)	9,107
Deferred contract acquisition costs, noncurrent	9,965	(6,768)	(b)	3,197
Goodwill	71,604	—		71,604
Intangible assets, net	30,605	—		30,605
Deferred income taxes	603	(96)	(d)	507
Other assets	447	—		447
Total assets	$156,758	$(13,360)		$143,398
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,840	$—		$3,840
Accrued expenses	11,852	(39)	(d)	11,813
Operating lease liabilities, current	714	—		714
Deferred revenue, current	6,264	(30)	(a)	6,234
Revolving credit facility	21,000	—		21,000
Total current liabilities	43,670	(69)		43,601
Deferred revenue, noncurrent	623	285	(a)	908
Operating lease liabilities, noncurrent	1,619	—		1,619
Convertible senior notes, net	73,360	—		73,360
Embedded derivative liability	32,620	—		32,620
Total liabilities	151,892	216		152,108
Stockholders' equity (deficit):
Preferred stock	—	—		—
Common stock	132	—		132
Additional paid-in capital	509,810	7,164	(c)	516,974
Accumulated other comprehensive loss	(2,116)	(30)	(a)	(2,146)
Accumulated deficit	(502,960)	(20,710)	(a), (b), (c), (d)	(523,670)
Total stockholders' equity (deficit)	4,866	(13,576)		(8,710)
Total liabilities and stockholders' equity (deficit)	$156,758	$(13,360)		$143,398

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	(As Reported)			(As Restated)
	Three Months Ended June 30, 2022	Adjustments		Three Months Ended June 30, 2022
Revenue	$11,512	$(383)	(a)	$11,129
Cost of revenue, exclusive of amortization shown below	5,294	—		5,294
Amortization expense	954	—		954
Total cost of revenue	6,248	—		6,248
Gross profit	5,264	(383)		4,881
Operating expenses:
Sales and marketing	15,143	762	(b)	15,905
Research and development	4,100	—		4,100
General and administrative	5,976	3,619	(c)	9,595
Transaction costs	2,059	—		2,059
Depreciation and amortization	1,377	—		1,377
Loss on abandonment of assets	—	—		—
Total operating expenses	28,655	4,381		33,036
Loss from continuing operations	(23,391)	(4,764)		(28,155)
Change in fair value of embedded derivative liability	92,020	—		92,020
Interest expense, net	(1,343)	—		(1,343)
Other expenses, net	(276)	—		(276)
Income (loss) from continuing operations before income taxes	67,010	(4,764)		62,246
Income tax expense of continuing operations	(744)	(101)	(d)	(845)
Net income (loss) from continuing operations	66,266	(4,865)		61,401
Net income from discontinued operations, net of tax	—	—		—
Net income (loss)	$66,266	$(4,865)		$61,401

Income (loss) per share:
Net income (loss) from continuing operations per share of common stock - basic	$0.50	$(0.03)		$0.47
Net loss from continuing operations per share of common stock - diluted	$(0.18)	$(0.03)		$(0.21)
Weighted-average shares used in computation:
Basic	131,793,660	—		131,793,660
Diluted	142,776,465	—		142,776,465

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	(As Reported)			(As Restated)
	Six Months Ended June 30, 2022	Adjustments		Six Months Ended June 30, 2022
Cash flows from operating activities:
Net income	$1,672	$(9,373)		$(7,701)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,654	—		4,654
Loss on abandonment of assets	1,658	—		1,658
Equity-based compensation	224	7,164	(c)	7,388
Amortization of deferred contract acquisition costs	2,101	1,361	(b)	3,462
Change in fair value of embedded derivative liability	(45,877)	—		(45,877)
Amortization of debt issuance costs	393	—		393
Operating leases, net	151	—		151
(Reversal of) Provision for allowance for doubtful accounts	368	—		368
Deferred income taxes	180	166	(d)	346
Changes in assets and liabilities:		—
Accounts receivable	(297)	—		(297)
Contract assets	(1,094)	644	(a)	(450)
Prepaid and other current assets	2,537	—		2,537
Due from affiliates, net	—	—		—
Deferred contract acquisition costs	(3,302)	—		(3,302)
Other assets	—	—		—
Accounts payable	(655)	—		(655)
Accrued expenses	(428)	—		(428)
Deferred revenue	1,191	38	(a)	1,229
Other current liabilities	—	—		—
Other liabilities	—	—		—
Net cash, cash equivalents and restricted cash used in operating activities	(36,524)	—		(36,524)
Cash flows from investing activities:
Purchases of property and equipment	(504)	—		(504)
Net cash, cash equivalents and restricted cash used in investing activities	(504)	—		(504)
Cash flows from financing activities:
Proceeds from revolving credit facility	21,000	—		21,000
Net cash, cash equivalents and restricted cash provided by financing activities	21,000	—		21,000
Effect of foreign currency exchange rates on cash	(862)	—		(862)
Net decrease in cash, cash equivalents and restricted cash	(16,890)	—		(16,890)
Cash, cash equivalents and restricted cash at beginning of period	27,463	—		27,463
Cash, cash equivalents and restricted cash at end of period	$10,573	$—		$10,573

Cash and cash equivalents	$9,100	—		$9,100
Restricted cash	1,473	—		1,473
Total cash, cash equivalents and restricted cash at end of period	$10,573	$—		$10,573

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared by our management and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2021 and other financial data for the prior period(s) have been derived from our audited consolidated financial statements as of their respective date(s). The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For further information, refer to our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on December 28, 2022 (the “Amended 10-K”). Results for the interim periods are not necessarily indicative of results to be expected for the entirety of 2022.

All references to “$” or “dollars” are to the currency of the United States (“U.S.”) unless otherwise indicated. We operate on a calendar year basis. References to 2021, for example, refer to our year ended December 31, 2021.
Risks and Uncertainties due to COVID-19 Pandemic
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered in 2022. Much uncertainty still surrounds the pandemic, including new variants of COVID-19, its duration and ultimate overall impact on our operations. Management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2021 or the six months ended June 30, 2022, management took measures during such periods to minimize the risks from the pandemic. Those measures were aimed at safeguarding the Company, and the health, safety and well-being of our employees and customers.

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the requirements of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had cash and cash equivalents and borrowing capacity under the Revolving Credit Facility (as defined in Note 11) of $9.1 million and of $29.0 million, respectively, at June 30, 2022, a loss from continuing operations of $49.6 million for the six months ended June 30, 2022, and an accumulated deficit of $523.7 million at June 30, 2022. Current economic and market conditions have put pressure on our growth plans. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents and borrowing capacity under the Revolving Credit Facility are not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. In an effort to alleviate these conditions, management is currently evaluating various cost reduction and other alternatives and may seek to raise additional funds (in excess of the funds available to the Company under the Revolving Credit Facility) through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The Company implemented a reduction in force (the “Reduction”) in July 2022 - see Note 19 - as well as several other cost reduction initiatives, but, as of the date of issuance of these unaudited condensed consolidated financial statements, does not have any additional funding commitment in place. The actual amount that we may be able to raise under these alternatives will depend on market conditions and other factors, as well as limitations under our Note Issuance Agreement and the Revolving Credit Agreement (as defined in Note 11). As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about our ability to continue as a going concern.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

	Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021	2022	2021
	(As Restated)		(As Restated)		(As Restated)
	Continuing operations		Continuing operations		Discontinued operations
Numerator:
Net income (loss) attributable to common stockholders - basic	$61,401	$(15,787)	$(7,701)	$(26,585)	$—	$65,689
Add: Effect of mark-to-market adjustment recognized during the period	(92,020)	—	(45,877)	—	—	—
Net (loss) income attributable to common stockholders - diluted	$(30,619)	$(15,787)	$(53,578)	$(26,585)	$—	$65,689

Denominator:
Weighted-average shares of common stock - basic	131,793,660	14,643,740	131,793,660	14,207,989	131,793,660	14,207,989
Effect from conversion of shares of common stock under the Convertible Senior Notes (Note 11)	10,982,805	10,982,805	10,982,805	10,982,805	10,982,805	10,982,805
Weighted-average shares of common stock - diluted	142,776,465	25,626,545	142,776,465	25,190,794	142,776,465	25,190,794

Basic income (loss) per share	$0.47	$(1.08)	$(0.06)	$(1.87)	$—	$4.62
Diluted (loss) income per share	$(0.21)	$(1.08)	$(0.38)	$(1.87)	$—	$4.62
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Revenue
Disaggregation of Revenue
The following table summarizes our revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Subscription revenue:
Multi-year subscription term-based licenses	$4,179	$2,875	$7,010	$4,665
1-year subscription term-based licenses	2,013	1,788	4,816	3,549
Total subscription term-based licenses	6,192	4,663	11,826	8,214
Subscription SaaS	2,142	2,398	4,438	4,726
Support and maintenance	965	1,021	1,898	2,010
Total subscription revenue	9,299	8,082	18,162	14,950
Perpetual licenses	351	58	507	1,371
Services and other	1,479	1,257	3,538	3,113
Total	$11,129	$9,397	$22,207	$19,434
The following table summarizes revenue (in thousands) by country and main geography in which we operate based on the billing address of customers (including, for the avoidance of doubt, resellers and managed service providers) who have contracted with us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Revenues by country (a):
United States	$5,709	$4,603	$11,561	$8,460
Colombia	1,282	1,329	2,909	2,681
Other	4,138	3,465	7,737	8,293
Total	$11,129	$9,397	$22,207	$19,434
Revenues by main geography:
US&C	$6,280	$5,197	$12,987	$10,087
LATAM	3,371	3,031	6,540	7,307
EMEA	853	728	1,525	1,242
APAC	625	441	1,155	798
Total	$11,129	$9,397	$22,207	$19,434
(a) Only the United States and Colombia represented 10% or more of our total revenue in the periods presented.
Significant Customers
No single customer (including, for the avoidance of doubt, resellers and managed service providers) accounted for 10% or more of the total revenue in the periods presented.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Contract liabilities consist of deferred revenue and include payments received in advance of performance under a customer contract. Such amounts are recognized as revenue over the remaining contractual period. During each of the three months ended June 30, 2022 and 2021, we recognized revenue of $2.6 million that was included in the corresponding contract liability balance at the beginning of the related period. During the six months ended June 30, 2022 and 2021, we recognized revenue of $4.4 million and $4.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related period.
We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days to 45 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Unbilled receivables were $10.5 million and $10.1 million as of June 30, 2022 and December 31, 2021, respectively.
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
Remaining Performance Obligations
The typical contractual term for term-based licenses and support and maintenance is one to three years. Most of our contracts are non-cancelable. However, customers typically have the right to terminate their contracts for cause if we fail to perform and cure within the applicable cure period. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $34.1 million. We expect to recognize 48% of the transaction price over the next 12 months, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	(As Restated)
	Six Months Ended	Year Ended
	June 30,	December 31,
	2022	2021
Beginning balance	$4,305	$3,061
Capitalization of contract acquisition costs	3,743	6,193
Amortization of deferred contract acquisition costs	(3,462)	(5,333)
Impacts of foreign currency translation	24	384
Ending balance	$4,610	$4,305

Deferred contract acquisition costs, current	$1,413	$1,319
Deferred contract acquisition costs, noncurrent	$3,197	$2,986

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million for each of the six months ended June 30, 2022 and 2021.
There were no right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2022 and 2021.
Maturities of operating lease liabilities consisted of the following as of June 30, 2022 (in thousands):

For the years ending:
Remaining 2022	$399
2023	629
2024	560
2025	533
2026	357
Thereafter	27
Total future minimum lease payments	2,505
Less: Imputed interest	(172)
Total	$2,333
Note 11. Debt
Our debt consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Revolving Credit Facility	$21,000	$—
Principal amount of Convertible Senior Notes	75,000	75,000
Unamortized debt issuance costs	(1,640)	(2,032)
Net carrying amount	73,360	72,968
Total debt	$94,360	$72,968
Interest expense, net was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense on Revolving Credit Facility	$209	$—	$209	$—
Interest expense on Convertible Senior Notes	938	625	1,875	972
Interest expense on Promissory Notes (Note 4)	—	—	—	472
Amortization of debt issuance costs	198	16	393	25
Other, net	(2)	2	(3)	7
Total interest expense, net	$1,343	$643	$2,474	$1,476

Revolving Credit Facility
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). This indebtedness is contractually subordinated to the Convertible Senior Notes and matures on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more and (c)

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement is subject to customary terms, covenants and conditions. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. During the three months ended June 30, 2022, we borrowed $21.0 million under the Revolving Credit Facility, all of which remained outstanding as of June 30, 2022.

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
During the three and six months ended June 30, 2022, our Board of Directors (or a designee thereof) approved certain grants of long-term incentive awards to executives, employees, officers and consultants of the Company (or a subsidiary thereof). Such grants were given as restricted stock units (“RSUs”) and phantom stock units (“PSUs”). Awards of RSUs were given as time-based awards and/or performance-based awards under the 2021 Plan. All PSUs were given as performance-based awards. The vesting of the performance-based awards is dependent upon certain conditions, including service and/or performance conditions as defined in the grants. Our Executive Chairman and Chairman of our Board of Directors received a time-based award, the Chairman Award, which entitled him to receive a specific number of shares of

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

the Company’s common stock on the vesting date. Such Chairman Award originally vested no later than December 31, 2022, but was cancelled on December 23, 2022.

The following table summarizes nonvested RSUs and PSUs activity for the three and six months ended June 30, 2022:

	RSUs				PSUs
	Time-based		Performance-based		Performance-based
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2021	—	$—	—	$—	—	$—
Granted	1,102,217	13.00	4,436,129	13.14	58,519	13.17
Vested	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(107,748)	13.00	(1,433)	13.00
Nonvested at March 31, 2022	1,102,217	13.00	4,328,381	13.14	57,086	13.17
Granted	—	0.00	192,869	12.81	5,145	11.14
Vested	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(97,974)	13.15	(4,661)	12.86
Nonvested at June 30, 2022	1,102,217	$13.00	4,423,276	$13.13	57,570	$13.02

For the three and six months ended June 30, 2022, we recognized $3.6 million and $7.2 million, respectively, of equity-based compensation expense related to the 2021 Plan. This amount is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2022, the maximum unrecognized cost for RSUs was $7.2 million. The cost is expected to be recognized over a weighted average period of six months.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

and countries in which we operate. Changes in the annual allocation and apportionment of the Company’s activity amongst these jurisdictions result in changes to the effective rate.
The income tax expense of continuing operations for the three and six months ended June 30, 2022 was $0.8 million and $1.1 million, respectively. The income tax expense on the pre-tax loss for the three and six months ended June 30, 2022 was different than the amount expected at the statutory federal income tax rate primarily due to foreign withholding taxes, changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, and state taxes. The Company has determined that the tax effects of the change in the fair value of its embedded derivative liability cannot reliably be estimated. Accordingly, the discrete-period computation method has been used and the annual effective tax rate may change significantly once included.
The income tax expense of continuing operations for the three and six months ended June 30, 2021 was $0.6 million and $1.0 million, respectively. The income tax expense on the pre-tax loss for the three and six months ended June 30, 2021 was different than the amount expected at the statutory federal income tax rate primarily due to foreign withholding taxes.
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
Note 18. Related Party Transactions
Revolving Credit Facility with SIS Holdings
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings, our controlling stockholder owning approximately 89% of our issued and outstanding common stock, entered into the Revolving Credit Agreement. Refer to Note 11 for additional details regarding the Revolving Credit Agreement and Revolving Credit Facility.

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Revolving Credit Agreement
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with (a) our unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, “Financial Statements” of this Amendment, (b) Part II, Item 1A “Risk Factors” of this Amendment, (c) Part I, Item 1A “Risk Factors”, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes in our Amended 10-K, and (d) Part II, Item 1A “Risk Factors” in our Amended Q1 10-Q. As discussed in the section titled “Cautionary Statement Regarding Forward-Looking Statements” in the Original 10-Q, the following discussion contains forward-looking statements that are based upon our expectations, including with respect to our future revenues and operating results. These forward-looking statements reflect our views only as of the date they were made, which was the date of the filing of the Original 10-Q. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and included under Part I, Item 1A in our Amended 10-K and Part II, Item 1A in our Amended Q1 10-Q.

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

Our revenue increased from $9.4 million for the three months ended June 30, 2021 to $11.1 million for the three months ended June 30, 2022, an increase of 18%. Similarly, our revenue increased from $19.4 million for the six months ended June 30, 2021 to $22.2 million for the six months ended June 30, 2022, an increase of 14%.
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

Risks and Uncertainties due to COVID-19
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered in 2022. Much uncertainty still surrounds the pandemic, including new variants of COVID-19, its duration and ultimate overall impact on our operations. Management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2021 or the six months ended June 30, 2022, management took measures during such periods to minimize the risks from the pandemic. Those measures were aimed at safeguarding the Company, and the health, safety and well-being of our employees and customers.

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
We stopped offering our Compliance Sheriff product which accounted for less than 5% of our total revenue for 2021. Total Compliance Sheriff-only customers included in our total customer count as of June 30, 2021 above was 63. As a result, our increase in customer count from June 30, 2021 to June 30, 2022 reflected in this Amendment is not indicative of our customer growth given our one-time voluntary sunsetting of our Compliance Sheriff product and its respective customers.
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

Subscription revenue represented approximately 84% and 82% of our revenue for the three and six months ended June 30, 2022, respectively, and approximately 86% and 77% of our revenue for the three and six months ended June 30, 2021, respectively. We expect that a majority of our revenue will continue to be from subscriptions for the foreseeable future, and we expect that subscription revenue as a percentage of total revenue will increase over time. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

For the three and six months ended June 30, 2022, approximately 13% and 16%, respectively, of our revenue was from services and other. For the three and six months ended June 30, 2021, approximately 13% and 16%, respectively, of our revenue was from services and other.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Revenues by country (a):
United States	$5,709	$4,603	$11,561	$8,460
Colombia	1,282	1,329	2,909	2,681
Other	4,138	3,465	7,737	8,293
Total	$11,129	$9,397	$22,207	$19,434
Revenues by main geography:
US&C	$6,280	$5,197	$12,987	$10,087
LATAM	3,371	3,031	6,540	7,307
EMEA	853	728	1,525	1,242
APAC	625	441	1,155	798
Total	$11,129	$9,397	$22,207	$19,434
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

Transaction Costs
In June 2022, we expensed $2.1 million of transaction costs in connection with the contemplated registered offering of equity securities. Transaction costs expensed in connection with the Merger totaled $43 thousand and $0.4 million, respectively in the three and six months ended June 30, 2021.

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

	Three Months Ended June 30,		Variance %	Six Months Ended June 30,		Variance %
	2022	2021		2022	2021
	(As Restated)			(As Restated)
Revenue	$11,129	$9,397	18%	$22,207	$19,434	14%
Cost of revenue, exclusive of amortization shown below	5,294	4,169	27%	9,792	7,747	26%
Amortization expense	954	1,131	16%	1,908	2,262	16%
Total cost of revenue	6,248	5,300	18%	11,700	10,009	17%
Gross profit	4,881	4,097	19%	10,507	9,425	11%
Operating expenses:
Sales and marketing	15,905	9,814	62%	28,141	17,351	62%
Research and development	4,100	2,723	51%	7,434	4,920	51%
General and administrative	9,595	4,624	108%	18,057	7,974	126%
Transaction costs	2,059	43	nm	2,059	373	nm
Depreciation and amortization	1,377	1,352	2%	2,746	2,693	2%
Loss on abandonment of assets	—	—	nm	1,658	—	nm
Total operating expenses	33,036	18,556	78%	60,095	33,311	80%
Loss from continuing operations	(28,155)	(14,459)	95%	(49,588)	(23,886)	108%
Change in fair value of embedded derivative liability	92,020	—	nm	45,877	—	nm
Interest expense, net	(1,343)	(643)	109%	(2,474)	(1,476)	68%
Other expenses, net	(276)	(93)	197%	(380)	(219)	74%
Income (loss) from continuing operations before income taxes	62,246	(15,195)	nm	(6,565)	(25,581)	74%
Income tax expense of continuing operations	(845)	(592)	43%	(1,136)	(1,004)	13%
Net income (loss) from continuing operations	61,401	(15,787)	nm	(7,701)	(26,585)	71%
Net income from discontinued operations, net of tax	—	—	nm	—	65,689	nm
Net income (loss)	$61,401	$(15,787)	nm	$(7,701)	$39,104	120%
nm = not meaningful

Revenue
Revenue from continuing operations were as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Variance %	Six Months Ended June 30,		Variance %
	2022	2021		2022	2021
	(As Restated)			(As Restated)
Subscription revenue	$9,299	$8,082	15%	18,162	14,950	21%
Perpetual licenses	351	58	505%	507	1,371	63%
Services and other	1,479	1,257	18%	3,538	3,113	14%
Total	$11,129	$9,397	18%	$22,207	$19,434	14%

Three Months Ended June 30, 2022 and 2021

Revenue increased by $1.7 million, or 18%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The overall increase in revenue was primarily attributable to an overall increase in subscription term-based licenses and a slight increase in perpetual licenses and services and other revenue as further explained below.

Subscription revenue accounted for 84% and 86% of our total revenue for the three months ended June 30, 2022 and 2021, respectively. Subscription revenue increased $1.2 million, or 15%, in the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. This increase in subscription revenue was driven by $0.7 million in revenue from sales to existing customers and $0.4 million in revenue from sales to new customers. Approximately $0.5 million of the revenue from existing customers was from one-year subscription term-based licenses and $0.2 million from multi-year subscription term-based licenses. In turn, approximately $0.6 million of the revenue from new customers was from multi-year subscription term-based licenses, partially offset by a decrease of $0.2 million from one-year subscription term-based licenses. Our net-dollar retention rate was 93% at June 30, 2022, down from 129% at June 30, 2021.

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
Six Months Ended June 30, 2022 and 2021

Revenue increased by $2.8 million, or 14%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The overall increase in revenue was primarily attributable to an overall increase in subscription term-based licenses and in services and other revenue as further explained below, partially offset by a decrease in perpetual licenses.

Subscription revenue accounted for 82% and 77% of our total revenue for the six months ended June 30, 2022 and 2021, respectively. Subscription revenue increased $3.2 million, or 21%, in the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. This increase in subscription revenue was driven by $1.9 million in revenue from sales to new customers and $1.3 million in revenue from sales to existing customers. Approximately $1.6 million of the revenue from new customers was from multi-year subscription term-based licenses, with the remaining $0.2 million from one-year subscription term-based licenses. In turn, approximately $1.6 million of the revenue from existing customers was from one-year subscription term-based licenses, partially offset by a decrease of $0.3 million from multi-year subscription term-based licenses.

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

Services and other revenue accounted for 16% of our total revenue for each of the six months ended June 30, 2022 and 2021. Services and other revenue increased $0.4 million, or 14%, for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. This increase in services and other revenue was primarily the result of an overall increase in service hours billed to customers during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.
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
Gross Profit
Gross profit totaled $4.9 million for the three months ended June 30, 2022, an increase of $0.8 million, or 19%, as compared to the three months ended June 30, 2021. Gross profit totaled $10.5 million for the six months ended June 30, 2022, an increase of $1.1 million, or 11%, as compared to the six months ended June 30, 2021. These increases were the result of the factors described above under “Revenue” and “Cost of Revenue”.
Operating Expenses
Total operating expenses from continuing operations increased by $14.5 million, or 78%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Total operating expenses from continuing operations increased by $26.8 million, or 80%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The factors that contributed to these increases in operating expenses are detailed below.
Sales and marketing expenses increased by $6.1 million, or 62%, for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Sales and marketing expenses increased by $10.8 million, or 62%, for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. These increases were primarily the result of an increase in personnel costs from higher headcount on both the sales and marketing teams, higher commission expense, and to a lesser extent, higher investment in marketing and advertising costs since completion of the Merger. Sales and marketing headcount increased by 53 positions from 147 at June 30, 2021 to 200 at June 30, 2022.
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
General and administrative expenses increased by $5.0 million, or 108%, for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. General and administrative expenses increased by $10.1 million, or

126%, for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. These increases were primarily the result of $3.6 million and $7.2 million, respectively, of equity-based compensation expense recognized during the three and six months ended June 30, 2022 in connection with the 2021 Plan, an increase in personnel costs from higher headcount. General and administrative headcount increased by 11 positions from 68 at June 30, 2021 to 79 at June 30, 2022. In addition, we also had higher insurance costs related to our new D&O insurance policy and higher professional fees following completion of the Merger.
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

Change in Fair Value of Embedded Derivative Liability
For the three and six months ended June 30, 2022, we recognized a gain of $92.0 million and $45.9 million, respectively, in connection with the embedded derivative associated with the conversion feature under the Convertible Senior Notes. Refer to Note 7 to the unaudited condensed consolidated financial statements in this Amendment for a discussion of the key inputs affecting the value of the derivative.

Interest Expense, Net
Interest expense, net increased by $0.7 million for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Interest expense, net increased by $1.0 million for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. The increase in interest expense, net was primarily attributable to the change in the mix of our debt during 2021. As described above, the Promissory Notes were repaid in part with the balance extinguished, in each case on February 8, 2021. On February 9, 2021, Legacy Appgate issued $50.0 million aggregate principal amount of 5.00% convertible senior notes due 2024 (the “Initial Convertible Senior Notes”), which are described below, and in connection with the closing of the Merger on October 12, 2021, issued an additional $25.0 million aggregate principal amount of convertible senior notes due 2024 (the “Additional Convertible Senior Notes” and, together with the Initial Convertible Senior Notes, the “Convertible Senior Notes”). Additionally, on April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date. During the three months ended June 30, 2022, we borrowed $21.0 million under the Revolving Credit Facility, all of which remained outstanding as of June 30, 2022.
Other Expenses, Net
Other expenses, net were $0.2 million higher for each of the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021.
Income Tax Expense
Our effective tax rate for the three months ended June 30, 2022 and 2021 was (1.4)% and 3.9%, respectively. Our effective tax rate for the six months ended June 30, 2022 and 2021 was 17.3% and 3.9%, respectively. The effective tax rate for the three and six months ended June 30, 2022 differs from the U.S. Federal income tax rate of 21% primarily due to foreign withholding taxes, changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, and state taxes. The effective tax rate for the three and six months ended June 30, 2021 differs from the U.S. Federal income tax rate of 21% primarily due to foreign withholding taxes.

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
A reconciliation of our non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
GAAP revenue	$11,129	$9,397	$22,207	$19,434
GAAP gross profit	4,881	4,097	10,507	9,425
Add: amortization expense	954	1,131	1,908	2,262
Add: equity-based compensation	—	131	62	262
Non-GAAP gross profit	$5,835	$5,359	$12,477	$11,949
GAAP gross margin	44%	44%	47%	48%
Non-GAAP gross margin	52%	57%	56%	61%

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
A reconciliation of our non-GAAP loss from operations and non-GAAP operating margin to loss from continuing operations and operating margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
GAAP revenue	$11,129	$9,397	$22,207	$19,434
GAAP loss from continuing operations	(28,155)	(14,459)	(49,588)	(23,886)
Add: amortization expense	2,098	2,299	4,196	4,599
Add: loss on abandonment of assets	—	—	1,658	—
Add: equity-based compensation	3,663	957	7,388	1,967
Add: transaction costs	2,059	43	2,059	373
Non-GAAP loss from operations	$(20,335)	$(11,160)	$(34,287)	$(16,947)
GAAP operating margin	(253)%	(154)%	(223)%	(123)%
Non-GAAP operating margin	(183)%	(119)%	(154)%	(87)%

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

	Six Months Ended
	June 30,
	2022	2021
	(As Restated)
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	$(36,524)	$(31,052)
Less:
Purchases of property and equipment	(504)	(467)
Repayment of finance leases	—	(12)
Free cash flow	$(37,028)	$(31,531)
As a percentage of revenue:
GAAP revenue	$22,207	$19,434
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(164)%	(160)%
Less:
Purchases of property and equipment	(2)%	(2)%
Repayment of finance leases	—%	—%
Free cash flow	(167)%	(162)%
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

We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future. Currently, our principal sources of liquidity are the proceeds from the issuance of the Convertible Senior Notes, our borrowing capacity under the Revolving Credit Facility and cash generated from our operations, which have enabled us to make continued investments to support the growth of our business. As a result of our recurring losses from operations and current liquidity, management is of the opinion that there is a substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 2 to the unaudited condensed consolidated financial statements and Part II, Item 1A, “Risk Factors—Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern.” in this Amendment. We may also issue up to an additional $25.0 million in aggregate principal amount of Convertible Senior Notes at the election of the holders of the Convertible Senior Notes, subject to our consent, in one or more closings, which may occur on or prior to the earlier of (i) seventy-five (75) days after the Company closes a registered offering of equity securities in an aggregate amount of no less than $40.0 million and (ii) October 31, 2022; however, we cannot provide any assurance that the holders of the Convertible Senior Notes will elect to effect any such closings, or that we will consent to any such election.

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
Other Contractual Obligations and Commitments
In addition to our debt obligations under the Convertible Senior Notes, the Revolving Credit Facility, and lease obligations under several operating lease arrangements, Appgate has other contractual commitments. Refer to Note 10 — Leases and Note 11 — Debt, to our condensed consolidated financial statements included in Part I, Item 1 of this Amendment, “Financial Statements” for additional information on maturities. Refer to Note 12 — Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Amendment, “Financial Statements” for additional information regarding cash amounts committed under other contractual obligations.
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

Net cash used in operating activities during the six months ended June 30, 2022 was $36.5 million, which resulted from net income of $7.7 million, adjusted for net non-cash inflows of $27.5 million and net cash outflow of $1.4 million from changes in assets and liabilities. Non-cash inflows primarily consisted of a $45.9 million gain in the fair value of our embedded derivative liability, $7.4 million in equity-based compensation, $4.7 million of depreciation and amortization, $3.5 million of amortization of deferred contract acquisition costs, and $1.7 million of loss on abandonment of assets. The net cash outflow from changes in assets and liabilities was primarily due to increases in deferred contract acquisition costs and cash used in working capital. The main changes in working capital were lower prepaid and other current assets, accounts payable and accrued expenses.

Net cash used in operating activities during the six months ended June 30, 2021 was $29.9 million, which resulted from a net loss of $39.1 million, adjusted for the net income from discontinued operations, net of tax of $65.7 million, non-cash charges of $9.0 million, net cash outflow of $13.5 million from changes in assets and liabilities and $1.2 million net cash provided by operating activities of discontinued operations. Non-cash charges primarily consisted of $5.0 million of depreciation and amortization, $2.5 million of amortization of deferred contract acquisition costs, and $2.0 million in equity-based compensation. The net cash outflow from changes in assets and liabilities was primarily due to settlement of cash due to affiliates and changes in working capital combined with increases in contract assets and deferred contract acquisition costs. The main changes in working capital were lower accounts payable and accrued expenses and higher accounts receivable and prepaid and other current assets.
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
In connection with the preparation of the Restatement, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the Company’s disclosure controls and procedures as of June 30, 2022. Based on that re-evaluation, management concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed in Part II, Item 9A, “Controls and Procedures” in the Amended 10-K as well as the additional material weakness discussed in Part I, Item 4, “Controls and Procedures” in our Amended Q1 10-Q.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1A. Risk Factors
Except as described below, there have been no material changes to the risk factors described in our Amended 10-K and Amended Q1 10-Q.
Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern.
Based on its assessment, management has raised substantial doubt about our ability to continue as a going concern. The Company had cash and cash equivalents and borrowing capacity under the Revolving Credit Facility of $9.1 million and of $29.0 million, respectively, at June 30, 2022, a loss from continuing operations of $49.6 million for the six months ended June 30, 2022, and an accumulated deficit of $523.7 million at June 30, 2022. Current economic and market conditions have put pressure on our growth plans. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents and borrowing capacity under the Revolving Credit Facility are not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding our ability to continue as a going concern. In an effort to alleviate these conditions, management is currently evaluating various cost reduction and other alternatives and may seek to raise additional funds (in excess of the funds available to the Company under the Revolving Credit Facility) through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise.
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