Form 10-Q
period 2022-09-30
Appgate, Inc.
filed 2023-01-09
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of January 9, 2023, the registrant had 131,793,660 shares of its common stock outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Statements that do not relate strictly to historical or current facts are forward-looking and can be identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “should,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “seek,” “predict,” “potential,” “intend,” “plan,” “believe,” the negatives of such terms and other words of similar meaning. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report include statements regarding Appgate, Inc. (unless otherwise noted, including its consolidated subsidiaries, the “Company,” “Appgate,” “we,” or “our”) and its industry relating to matters such as anticipated future financial and operational performance, business prospects, the percentage of the Company’s future revenue derived from subscription term-based licenses compared to revenue from services, expected future increases in revenue and sales, including increasing the Company’s customer base and customers with annual recurring revenue above $100,000, sales to existing customers, revenue trends by geography, future gross profit, gross margin, operating losses and negative cash flows, planned investments in sales and marketing and increases in operating and general and administrative expenses, expectations regarding our annual recurring revenue and other key business metrics, expected future decreases in sales and marketing and general and administrative expenses as a percentage of revenue over time, and planned investments in research and development as a result of the Company’s expected growth, the expected cost of revenue over time, the expected future growth of the cybersecurity industry, the Company’s ability to innovate and add new functionality to existing products through research and development, the Company’s ability to continue as a going concern absent access to sources of liquidity, the Company’s ability to remain in compliance with covenants under the Convertible Senior Notes and the Revolving Credit Agreement (as defined herein), strategy and plans and similar matters.

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
•our indebtedness, which may increase risk to our business; and
•the other risks described under Part I, Item 1A, “Risk Factors” included in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (“Amended 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2022, Part II, Item 1A, “Risk Factors” in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022 (“Amended Q1 10-Q”) filed with the SEC on December 28, 2022 and Part II, Item 1A, “Risk Factors” in Amendment No. 1 to our Quarterly

Report on Form 10-Q/A for the quarter ended June 30, 2022 (“Amended Q2 10-Q”) filed with the SEC on December 28, 2022.

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

PART I
Item 1. Financial Statements
Appgate, Inc.

Appgate, Inc.
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2022 and December 31, 2021
(in thousands, except share information)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$10,720	$25,990
Restricted cash	1,473	1,473
Accounts receivable, net of allowance of $196 and $163, respectively	7,600	6,848
Contract assets	1,459	1,458
Deferred contract acquisition costs, current	1,370	1,319
Prepaid and other current assets	2,228	6,196
Total current assets	24,850	43,284
Property and equipment, net	1,778	2,115
Operating lease right-of-use assets	1,923	2,497
Contract assets, noncurrent	8,818	8,630
Deferred contract acquisition costs, noncurrent	3,051	2,986
Goodwill	71,604	71,604
Intangible assets, net	28,510	36,459
Deferred income taxes	332	863
Other assets	224	147
Total assets	$141,090	$168,585
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$3,733	$4,483
Accrued expenses	10,204	12,193
Operating lease liabilities, current	645	798
Deferred revenue, current	5,936	5,274
Revolving credit facility	37,500	—
Total current liabilities	58,018	22,748
Deferred revenue, noncurrent	948	717
Operating lease liabilities, noncurrent	1,504	1,891
Convertible senior notes, net	73,563	72,968
Derivative liability	9,580	78,497
Total liabilities	143,613	176,821
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 270,000,000 shares authorized; 131,793,660 shares issued and outstanding at September 30, 2022 and December 31, 2021	132	132
Additional paid-in capital	520,615	509,586
Accumulated other comprehensive loss	(2,458)	(1,985)
Accumulated deficit	(520,812)	(515,969)
Total stockholders' deficit	(2,523)	(8,236)
Total liabilities and stockholders' deficit	$141,090	$168,585
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2022 and 2021
(in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$10,602	$11,163	$32,809	$30,597
Cost of revenue, exclusive of amortization shown below	4,292	4,065	14,084	11,812
Amortization expense	954	1,131	2,862	3,393
Total cost of revenue	5,246	5,196	16,946	15,205
Gross profit	5,356	5,967	15,863	15,392
Operating expenses:
Sales and marketing	9,504	10,037	37,645	27,388
Research and development	2,953	2,718	10,387	7,638
General and administrative	8,103	4,264	26,160	12,238
Transaction costs	—	226	2,059	599
Depreciation and amortization	1,370	1,347	4,116	4,040
Loss on abandonment of assets	—	—	1,658	—
Total operating expenses	21,930	18,592	82,025	51,903
Loss from continuing operations	(16,574)	(12,625)	(66,162)	(36,511)
Change in fair value of embedded derivative liability	23,040	—	68,917	—
Interest expense, net	(1,829)	(641)	(4,303)	(2,117)
Other expenses, net	(961)	(64)	(1,341)	(283)
Income (loss) from continuing operations before income taxes	3,676	(13,330)	(2,889)	(38,911)
Income tax expense of continuing operations	(818)	(999)	(1,954)	(2,003)
Net income (loss) from continuing operations	2,858	(14,329)	(4,843)	(40,914)
Net income from discontinued operations, net of tax	—	(212)	—	65,477
Net income (loss)	$2,858	$(14,541)	$(4,843)	$24,563

Income (loss) per share:
Net income (loss) from continuing operations per share of common stock - basic	$0.02	$(0.98)	$(0.04)	$(2.85)
Net loss from continuing operations per share of common stock - diluted	$(0.14)	$(0.98)	$(0.52)	$(2.85)
Net income from discontinued operations per share of common stock - basic	$—	$(0.01)	$—	$4.56
Net income from discontinued operations per share of common stock - diluted	$—	$(0.01)	$—	$4.56
Weighted-average shares used in computation:
Basic	131,793,660	14,643,740	131,793,660	14,354,836
Diluted	142,776,465	14,643,740	142,776,465	14,354,836
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2022 and 2021
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$2,858	$(14,541)	$(4,843)	$24,563
Other comprehensive loss:
Change in foreign currency translation	(312)	(1,072)	(473)	(1,369)
Other comprehensive loss	(312)	(1,072)	(473)	(1,369)
Comprehensive income (loss)	$2,546	$(15,613)	$(5,316)	$23,194
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three and Nine Months Ended September 30, 2022 and 2021
(in thousands, except share information)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	131,793,660	$132	$509,586	$(1,985)	$(515,969)	$(8,236)
Equity-based compensation	—	—	—	—	3,725	—	—	3,725
Net loss	—	—	—	—	—	—	(69,102)	(69,102)
Other comprehensive income	—	—	—	—	—	218	—	218
Balance as of March 31, 2022	—	$—	131,793,660	$132	$513,311	$(1,767)	$(585,071)	$(73,395)
Equity-based compensation	—	—	—	—	3,663	—	—	3,663
Net loss	—	—	—	—	—	—	61,401	61,401
Other comprehensive loss	—	—	—	—	—	(379)	—	(379)
Balance as of June 30, 2022	—	$—	131,793,660	$132	$516,974	$(2,146)	$(523,670)	$(8,710)
Equity-based compensation	—	—	—	—	3,641	—	—	3,641
Net loss	—	—	—	—	—	—	2,858	2,858
Other comprehensive loss	—	—	—	—	—	(312)	—	(312)
Balance as of September 30, 2022	—	$—	131,793,660	$132	$520,615	$(2,458)	$(520,812)	$(2,523)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	13,757,550	$14	$471,687	$(668)	$(442,841)	$28,192
Equity-based compensation	—	—	886,190	1	(1)	—	—	—
Stock issued by Newtown for the exercise of stock options	—	—	—	—	950	—	—	950
Transactions with former Parent (Note 3)	—	—	—	—	36,241	—	—	36,241
Net income	—	—	—	—	—	—	54,891	54,891
Other comprehensive income	—	—	—	—	—	782	—	782
Balance as of March 31, 2021	—	$—	14,643,740	$15	$508,877	$114	$(387,950)	$121,056
Equity-based compensation	—	—	—	—	957	—	—	957
Net loss	—	—	—	—	—	—	(15,787)	(15,787)
Other comprehensive loss	—	—	—	—	—	(1,079)	—	(1,079)
Balance as of June 30, 2021	—	$—	14,643,740	$15	$509,834	$(965)	$(403,737)	$105,147
Equity-based compensation	—	—	—	—	936	—	—	936
Net loss	—	—	—	—	—	—	(14,541)	(14,541)
Other comprehensive loss	—	—	—	—	—	(1,072)	—	(1,072)
Balance as of September 30, 2021	—	$—	14,643,740	$15	$510,770	$(2,037)	$(418,278)	$90,470
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021
(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(4,843)	$24,563
Net income from discontinued operations, including gain on sale of $64.6 million, net of tax in 2021	—	(65,477)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,978	7,433
Loss on abandonment of assets	1,658	—
Equity-based compensation	11,029	2,903
Amortization of deferred contract acquisition costs	4,661	3,716
Change in fair value of embedded derivative liability	(68,917)	—
Amortization of debt issuance costs	595	42
Operating lease amortization	246	229
Provision for (Reversal of) allowance for doubtful accounts	521	(167)
Deferred income taxes	531	615
Changes in assets and liabilities:
Accounts receivable	(1,257)	888
Contract assets	(191)	(853)
Prepaid and other current assets	3,916	(3,221)
Due from affiliates, net	—	3,252
Deferred contract acquisition costs	(4,632)	(4,557)
Other assets	—	13
Accounts payable	(805)	(3,987)
Accrued expenses	(1,938)	(3,816)
Deferred revenue	925	(120)
Other current liabilities	—	(18)
Other liabilities	—	(17)
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(51,523)	(38,579)
Net cash, cash equivalents and restricted cash provided by operating activities of discontinued operations	—	849
Net cash, cash equivalents and restricted cash used in operating activities	(51,523)	(37,730)
Cash flows from investing activities:
Purchases of property and equipment	(514)	(543)
Net cash, cash equivalents and restricted cash used in investing activities of continuing operations	(514)	(543)
Net cash, cash equivalents and restricted cash provided by investing activities of discontinued operations	—	125,022
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(514)	124,479
Cash flows from financing activities:
Proceeds from revolving credit facility	37,500	—
Proceeds from convertible senior notes	—	50,000
Payment of debt issuance costs	—	(180)
Repayment of Promissory Notes	—	(119,640)

Repayment of finance leases	—	(154)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities of continuing operations	37,500	(69,974)
Effect of foreign currency exchange rates on cash	(733)	(1,476)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,270)	15,299
Cash, cash equivalents and restricted cash at beginning of period	27,463	5,621
Cash, cash equivalents and restricted cash at end of period	$12,193	$20,920

Cash and cash equivalents	$10,720	$19,483
Restricted cash	1,473	1,437
Cash, cash equivalents and restricted cash of continuing operations at end of period	$12,193	$20,920

Supplemental cash flow information:
Cash paid for interest	$3,503	$2,272
Cash paid for income taxes, net of refunds	$1,682	$914
Non-cash increase to paid-in capital as a result of settlement of transactions with former Parent	$—	$36,241
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Business and Summary of Significant Accounting Policies

Description of the Business
Appgate, Inc., a Delaware corporation (“Appgate”, the “Company”, “we”, “us”, or “our”), is a cybersecurity company that protects against breaches and fraud through innovative, identity-centric, Zero Trust solutions. Appgate exists to provide modern enterprises with a solution to increasingly common cyber-attacks, against which traditional cybersecurity tools are proving ineffective. We sell and deliver our solutions using a combination of term-based license subscriptions, perpetual licenses and software-as-a-service (“SaaS”), together with related support services. We conduct business worldwide. Our headquarters is in Coral Gables, Florida.
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared by our management and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2021 and other financial data for the prior period(s) have been derived from our audited consolidated financial statements as of their respective date(s). The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For further information, refer to our audited consolidated financial statements as of and for the year ended December 31, 2021 included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on December 28, 2022. Results for the interim periods are not necessarily indicative of results to be expected for the entirety of 2022.

All references to “$” or “dollars” are to the currency of the United States (“U.S.”) unless otherwise indicated. We operate on a calendar year basis. References to 2021, for example, refer to our year ended December 31, 2021.
Risks and Uncertainties due to COVID-19 Pandemic
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered in 2022. Much uncertainty still surrounds the pandemic, including new variants of COVID-19, its duration and ultimate overall impact on our operations. Management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2021 or the nine months ended September 30, 2022, management took measures during such periods to minimize the risks from the pandemic. Those measures were aimed at safeguarding the Company, and the health, safety and well-being of our employees and customers.

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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company had cash and cash equivalents and borrowing capacity under the Revolving Credit Facility (as defined in Note 10) of $10.7 million and $12.5 million, respectively, at September 30, 2022, a loss from continuing operations of $66.2 million for the nine months ended September 30, 2022, and an accumulated deficit of $520.8 million at September 30, 2022. Current economic and market conditions have put pressure on our growth plans. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents and borrowing capacity under the Revolving Credit Facility are not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. In an effort to alleviate these conditions, management is currently evaluating various cost reduction and other alternatives and may seek to raise additional funds (in excess of the funds available to the Company under the Revolving Credit Facility) through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The Company implemented a reduction in force (the “Reduction”) in July 2022 as well as several other cost reduction initiatives, but, as of the date of issuance of these unaudited condensed consolidated financial statements, does not have any additional funding commitment in place. The actual amount that we may be able to raise under these alternatives will depend on market conditions and other factors, as well as limitations under our Note Issuance Agreement and the Revolving Credit Agreement (as defined in Note 10). As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about our ability to continue as a going concern.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except share and per share amounts). Discontinued operations calculation for the three and nine months ended September 30, 2022 have been omitted as we did not have net income from discontinued operations during those periods.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	2021	2022	2021	2021
	Continuing operations		Discontinued operations	Continuing operations		Discontinued operations
Numerator:
Net income (loss) attributable to common stockholders - basic	$2,858	$(14,329)	$(212)	$(4,843)	$(40,914)	$65,477
Add: Effect of mark-to-market adjustment recognized during the period	(23,040)	—	—	(68,917)	—	—
Net (loss) income attributable to common stockholders - diluted	$(20,182)	$(14,329)	$(212)	$(73,760)	$(40,914)	$65,477

Denominator:
Weighted-average shares of common stock - basic	131,793,660	14,643,740	14,643,740	131,793,660	14,354,836	14,354,836
Effect from conversion of shares of common stock under the Convertible Senior Notes (Note 10)	10,982,805	10,982,805	10,982,805	10,982,805	10,982,805	10,982,805
Weighted-average shares of common stock - diluted	142,776,465	25,626,545	25,626,545	142,776,465	25,337,641	25,337,641

Basic income (loss) per share	$0.02	$(0.98)	$(0.01)	$(0.04)	$(2.85)	$4.56
Diluted (loss) income per share	$(0.14)	$(0.98)	$(0.01)	$(0.52)	$(2.85)	$4.56
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Cyxtera Management Inc. Transition Services Agreement
Upon consummation of the Cyxtera Spin-Off, Legacy Appgate and the Management Company entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which the Management Company provided certain transition services to us, and we provided certain transition services to the Management Company. The term under the Transition Services Agreement commenced on January 1, 2020 and ended on June 30, 2021. Substantially all of the obligations under the Transition Services Agreement ceased on December 31, 2020. During each of the three and nine months ended September 30, 2021, the Management Company charged Legacy Appgate $0.1 million of fees for services provided to Legacy Appgate by the Management Company under the Transition Services Agreement. Costs incurred under the Transition Services Agreement are included in general and administrative expenses in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2021, Legacy Appgate charged the Management Company $48 thousand and $0.1 million, respectively, of fees for services provided to the Management Company and its affiliates by Legacy Appgate under the Transition Services Agreement. Income for these services is included in other expenses, net in the condensed consolidated statement of operations.

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
During the nine months ended September 30, 2021, we recognized $0.5 million of interest expense on the Promissory Notes.
On February 8, 2021, Legacy Appgate repaid Cyxtera $20.6 million, representing the entirety of the then outstanding principal and interest under the Promissory Note held by Cyxtera, and Legacy Appgate made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note held by the Management Company. On that same date, the Management Company issued

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Legacy Appgate a payoff letter, extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control with Legacy Appgate at the time of repayment, we recognized the note extinguishment of $34.6 million as a capital contribution in the nine months ended September 30, 2021.
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
The major items constituting net income attributable to discontinued operations for the nine months ended September 30, 2021 are presented below (in thousands):

Revenue	$2,111
Cost of revenue	142
Gross profit	1,969
Operating expenses:
Sales and marketing	240
Research and development	290
Total operating expenses	530
Income from operations	1,439
Gain on the disposal of the discontinued operation	64,621
Income from discontinued operations	66,060
Income tax expense of discontinued operations	(583)
Net income from discontinued operations, net of tax	$65,477
Note 5. Revenue
Disaggregation of Revenue
The following table summarizes our revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription revenue:
Multi-year subscription term-based licenses	$2,825	$2,072	$9,836	$6,737
1-year subscription term-based licenses	2,377	2,656	7,193	6,205
Total subscription term-based licenses	5,202	4,728	17,029	12,942
Subscription SaaS	2,139	3,286	6,577	8,012
Support and maintenance	963	1,099	2,861	3,110
Total subscription revenue	8,304	9,113	26,467	24,064
Perpetual licenses	710	347	1,217	1,719
Services and other	1,588	1,703	5,125	4,814
Total	$10,602	$11,163	$32,809	$30,597

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes revenue (in thousands) by country and main geography in which we operate based on the billing address of customers (including, for the avoidance of doubt, resellers and managed service providers) who have contracted with us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues by country (a):
United States	$5,337	$4,811	$16,898	$13,271
Ecuador	1,354	733	2,719	2,798
Colombia	1,217	2,523	4,126	5,204
Other	2,694	3,096	9,066	9,324
Total	$10,602	$11,163	$32,809	$30,597
Revenues by main geography:
US&C	$5,528	$4,979	$18,515	$15,066
LATAM	3,852	4,481	10,393	11,788
EMEA	713	685	2,238	1,927
APAC	509	1,018	1,663	1,816
Total	$10,602	$11,163	$32,809	$30,597
(a) Only the United States, Ecuador and Colombia represented 10% or more of our total revenue in the periods presented.
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
Contract liabilities consist of deferred revenue and include payments received in advance of performance under a customer contract. Such amounts are recognized as revenue over the remaining contractual period. During the three months ended September 30, 2022 and 2021, we recognized revenue of $3.1 million and $2.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related period. During the nine months ended September 30, 2022 and 2021, we recognized revenue of $5.4 million and $6.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related period.
We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days to 45 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Unbilled receivables were $10.3 million and $10.1 million as of September 30, 2022 and December 31, 2021, respectively.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

variable consideration with revenue recognized ratably over the contract period, and multi-year on-premises licenses that do not contain variable consideration that are invoiced annually with license revenue recognized upfront and support and maintenance recognized ratably over the contract period.
Remaining Performance Obligations
The typical contractual term for term-based licenses and support and maintenance is one to three years. Most of our contracts are non-cancelable. However, customers typically have the right to terminate their contracts for cause if we fail to perform and cure within the applicable cure period. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $34.7 million. We expect to recognize 41% of the transaction price over the next 12 months, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2022	2021
Beginning balance	$4,305	$3,061
Capitalization of contract acquisition costs	5,023	6,193
Amortization of deferred contract acquisition costs	(4,661)	(5,333)
Impacts of foreign currency translation	(246)	384
Ending balance	$4,421	$4,305

Deferred contract acquisition costs, current	$1,370	$1,319
Deferred contract acquisition costs, noncurrent	$3,051	$2,986
We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize any impairment losses of deferred contract acquisition costs during the nine months ended September 30, 2022 and 2021.
Sales commissions accrued but not paid as of September 30, 2022 and December 31, 2021 totaled $1.0 million and $1.4 million, respectively, and are included within accrued expenses in the condensed consolidated balance sheets.
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

The carrying value of our Convertible Senior Notes, net of issuance costs, was $73.6 million and $73.0 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of the Convertible Senior Notes was estimated as $61.5 million and $69.5 million as of September 30, 2022 and December 31, 2021, respectively. The fair value was estimated using a discounted cash flow analysis with a yield based on our credit rating.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Recurring Fair Value Measurements

The fair value of the embedded derivative liability was estimated using a “with and without” approach as of September 30, 2022 and December 31, 2021:

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

The following table summarizes fair value measurements by level at September 30, 2022 and December 31, 2021 for instruments measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2022
Financial liability:
Embedded derivative liability	$—	$—	$9,580	$9,580
December 31, 2021
Financial liability:
Embedded derivative liability	$—	$—	$78,497	$78,497

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2022 (in thousands):

	Embedded derivative liability	Total liabilities
Balance at January 1, 2022	$78,497	$78,497
Loss included in earnings	46,143	46,143
Balance as of March 31, 2022	124,640	124,640
Gain included in earnings	(92,020)	(92,020)
Balance as of June 30, 2022	$32,620	$32,620
Gain included in earnings	(23,040)	(23,040)
Balance as of September 30, 2022	$9,580	$9,580

The loss/gain included in the previous table is reported in our condensed consolidated statement of operations within change in fair value of embedded derivative liability. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022 and 2021 and there were no Level 3 liabilities outstanding during the three and nine months ended September 30, 2021.
The significant unobservable inputs used in the fair value measurement of our embedded derivative liability at September 30, 2022 and December 31, 2021 are a volatility rate of 77.5% and 64.0%, respectively, and a bond yield of 20.72% and 8.85%, respectively. The expected volatility of our equity is estimated based on the historical volatility of our common stock and the remaining term of the Convertible Senior Notes of 1.4 years and 2.1 years at September 30, 2022 and December 31, 2021, respectively. We consider those inputs to be significant as changes in any of those inputs in isolation would result in significantly lower (higher) fair value measurement. Generally, a change in our volatility assumption will generate a directionally similar change in the overall value of the instrument, while a change in the bond yield will generate a directionally opposite change in the overall value of the instrument.

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

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2022	2021
Beginning balance	$163	$437
Provision for (Reversal of) allowance for doubtful accounts	521	(95)
Write offs	(487)	(218)
Impacts of foreign currency translation	(1)	39
Ending balance	$196	$163
Prepaid and Other Current Assets
Our prepaid and other current assets consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$1,901	$4,247
Withholding taxes	327	394
Deferred costs	—	1,555
Total	2,228	6,196
Property and Equipment, Net
Our property and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$3,748	$4,225
Equipment and fixtures	3,955	4,233
	7,703	8,458
Less: accumulated depreciation and amortization	(5,925)	(6,343)
Property and equipment, net	$1,778	$2,115
During the three and nine months ended September 30, 2022, we recognized depreciation and amortization expense on property and equipment of $0.2 million and $0.7 million, respectively. During the three and nine months ended September 30, 2021, we recognized depreciation and amortization expense on property and equipment of $0.2 million and $0.5 million, respectively.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $71.6 million as of September 30, 2022 and December 31, 2021.
Intangible Assets, Net
Our acquired intangible assets subject to amortization consist of customer relationships, trademarks and tradenames, and developed technology and were originally acquired by Cyxtera when it acquired the entities that formed Legacy Appgate. The useful lives of the assets were as follows: (i) customer relationships – 7.5 to 17.5 years, (ii) trademarks and tradenames – 8.5 to 14.5 years, and (iii) developed technology – 2.5 to 7.5 years. Acquired intangibles subject to amortization consist of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021			Weighted average remaining useful life (Years)
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$30,157	$(18,224)	$11,933	$30,157	$(15,706)	$14,451	3.8
Trademarks and tradenames	17,932	(8,523)	9,409	18,732	(8,051)	10,681	8.2
Developed technology	34,279	(27,111)	7,168	38,881	(27,554)	11,327	2.1
Total	$82,368	$(53,858)	$28,510	$87,770	$(51,311)	$36,459
We stopped offering our Compliance Sheriff product. As a result, during the nine months ended September 30, 2022 we recorded a loss on abandonment of the related intangible assets (namely, trademarks and tradenames and developed technology) of $1.7 million (all of which was recorded during the first quarter of 2022). Other than the loss on abandonment, the main changes in the carrying amount of each major class of intangible assets during the three and nine months ended September 30, 2022 and 2021 was amortization, and to a lesser extent, foreign currency translation.
During the three and nine months ended September 30, 2022, we recorded amortization expense on intangible assets of $2.1 million and $6.3 million, respectively. During the three and nine months ended September 30, 2021, we recorded amortization expense on intangible assets of $2.3 million and $6.9 million, respectively. Amortization expense for all intangible assets, except our developed technology, was recorded within depreciation and amortization expense in the condensed consolidated statements of operations. Amortization expense for our developed technology was recorded within cost of revenue in the condensed consolidated statements of operations.
Future amortization expense of intangible assets is as follows (in thousands):
For the years ending:

Remaining 2022	$2,077
2023	7,941
2024	7,377
2025	4,224
2026	2,304
Thereafter	4,587
Total	$28,510

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Impairment Tests
We perform annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. No impairment was recorded during the nine months ended September 30, 2022 and 2021.
Note 9. Leases
We lease office space and certain colocation space under non-cancelable operating lease agreements. We are also party to agreements that have been determined to be short-term leases. We also leased certain equipment under finance lease arrangements that expired in November 2021.
Operating Leases
The following is a summary of our operating lease costs for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$218	$233	$492	$865
Short-term lease cost	94	29	123	50
Variable lease cost	19	36	23	58
Total operating lease costs	$331	$298	$638	$973
The following table presents information about leases on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$1,923	$2,497
Operating lease liabilities, current	$645	$798
Operating lease liabilities, noncurrent	$1,504	$1,891
At September 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 3.7 years and 6.54%, respectively. At December 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 4.0 years and 6.39%, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.7 million for each of the nine months ended September 30, 2022 and 2021.
There were no right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2022 and 2021.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Maturities of operating lease liabilities consisted of the following as of September 30, 2022 (in thousands):

For the years ending:
Remaining 2022	$185
2023	608
2024	540
2025	512
2026	353
Thereafter	27
Total future minimum lease payments	2,225
Less: Imputed interest	(76)
Total	$2,149
Note 10. Debt
Our debt consists of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Revolving Credit Facility	$37,500	$—
Principal amount of Convertible Senior Notes	75,000	75,000
Unamortized debt issuance costs	(1,437)	(2,032)
Net carrying amount	73,563	72,968
Total debt	$111,063	$72,968
Interest expense, net was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense on Revolving Credit Facility	$715	$—	$924	$—
Interest expense on Convertible Senior Notes	938	625	2,813	1,597
Interest expense on Promissory Notes (Note 3)	—	—	—	472
Amortization of debt issuance costs	163	17	595	42
Other, net	13	(1)	(29)	6
Total interest expense, net	$1,829	$641	$4,303	$2,117
Interest accrued but not paid as of September 30, 2022 and December 31, 2021 totaled $1.4 million and $1.3 million, respectively, and is included within accrued expenses in the condensed consolidated balance sheets.

Revolving Credit Facility
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). This indebtedness is contractually subordinated to the Convertible Senior Notes and matures on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more and (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Revolving Credit Agreement is subject to customary terms, covenants and conditions. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. During the nine months ended September 30, 2022, we borrowed $37.5 million under the Revolving Credit Facility, all of which remained outstanding as of September 30, 2022.

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

The Amendment and Waiver modifies: (i) the Note Purchase Agreement by (a) (1) extending the date by which the Representative or its affiliates may elect to consummate an Optional Closing (as defined in the Note Purchase Agreement) until the earlier of (x) 75 days after the Company closes a registered offering of equity securities in an aggregate amount of no less than $40.0 million and (y) October 31, 2022 and (2) requiring the Company’s consent to effect any Optional Closing, and (b) waiving, for the period of time set forth in the Amendment and Waiver, certain registration rights of the Noteholders; (ii) the Note Issuance Agreement to provide for the incurrence of certain subordinated indebtedness; and (iii) that certain Registration Rights Agreement, dated as of February 8, 2021 entered into by and among

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Legacy Appgate and the Noteholders, by waiving, for the period of time set forth in the Amendment and Waiver, certain registration rights of the Noteholders. As of October 14, 2022, the Company, Legacy Appgate, the Noteholders and the Representative entered into an additional Waiver to Note Purchase Agreement and Registration Rights Agreement (the “Second Waiver”) to extend the waiver by the Noteholders of certain registration rights pursuant to the Amendment and Waiver for the additional period set forth in the Second Waiver.

Other key terms of the Convertible Senior Notes, as of September 30, 2022, follow:
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
As of September 30, 2022 and December 31, 2021, the carrying amount of this embedded derivative included in our condensed consolidated balance sheets was $9.6 million and $78.5 million, respectively. The fair value of this derivative is estimated using Level 3 inputs in the fair value hierarchy on a recurring basis. Refer to Note 6 – Financial Instruments and Fair Value Measurements. Based on the estimated value of the derivative at September 30, 2022, if the Noteholders were to exercise the conversion feature, they would not receive any excess over the aggregate principal amount on the Convertible Senior Notes.
Note 11. Commitments and Contingencies
Letters of Credit
As of September 30, 2022 and December 31, 2021, we had $1.5 million in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee a subsidiary’s performance under contracts with customers and as a guarantee under the Company’s corporate credit card line. As of September 30, 2022, no amounts had been drawn on any of these irrevocable stand-by letters of credit.
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services, such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of September 30, 2022 and December 31, 2021, we had outstanding non-cancelable purchase obligations with terms of 12 months or longer aggregating $0.9 million and $2.7 million, respectively.
Legal Contingencies
We may be subject to legal proceedings and litigation arising from time to time. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. We periodically evaluate developments in our legal matters that could affect the amount of liability that we accrue, if any, and adjust, as appropriate. Until the final resolution of any such matter for which we may be required to record a liability, there may be a loss exposure in excess of the liability recorded and such amount could be significant. We expense legal fees as incurred. As of September 30, 2022 and December 31, 2021, the Company was not a party to, and the Company is not currently party to, any litigation that would have a material adverse effect on the Company’s consolidated financial statements.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Profit Interest Units of SIS Holdings LP
SIS Holdings adopted the SIS Holdings LP Class B Unit Plan (the “SIS Holdings Plan”) in May 2017. All outstanding awards, including, but not limited to, awards to employees of Appgate (or a subsidiary thereof), under the SIS Holdings Plan were issued in 2017, 2018 and 2019. Equity-based compensation costs were as follows for the three and nine months ended September 30, 2022 and 2021 and are included in the following captions in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$—	$131	$62	$393
Sales and marketing	59	516	221	1,620
Research and development	—	100	—	311
General and administrative	—	189	—	579
Total	$59	$936	$283	$2,903
No related income tax benefit was recognized as of September 30, 2022 or December 31, 2021.
As of September 30, 2022, total equity-based compensation costs related to 389 unvested Class B units not yet recognized totaled $84 thousand, which is expected to be recognized over a weighted-average period of 0.50 years.
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
During the three and nine months ended September 30, 2022, our Board of Directors (or a designee thereof) approved certain grants of long-term incentive awards to executives, employees, officers and consultants of the Company (or a subsidiary thereof). Such grants were given as restricted stock units (“RSUs”) and phantom stock units (“PSUs”). Awards of RSUs were given as time-based awards and/or performance-based awards under the 2021 Plan. All PSUs were given as performance-based awards. The vesting of the performance-based awards is dependent upon certain conditions, including service and/or performance conditions as defined in the grants. Our Executive Chairman and Chairman of our Board of Directors received a time-based award, the “Chairman Award”, which entitled him to receive a specific number of shares of the Company’s common stock on the vesting date. Such Chairman Award originally vested no later than December 31, 2022 but was cancelled on December 23, 2022.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes nonvested RSUs and PSUs activity for the three and nine months ended September 30, 2022:

	RSUs				PSUs
	Time-vested		Performance-vested		Performance-vested
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2021	—	$—	—	$—	—	$—
Granted	1,102,217	13.00	4,436,129	13.14	58,519	13.17
Vested	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(107,748)	13.00	(1,433)	13.00
Nonvested at March 31, 2022	1,102,217	13.00	4,328,381	13.14	57,086	13.17
Granted	—	0.00	192,869	12.81	5,145	11.14
Vested	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(97,974)	13.15	(4,661)	12.86
Nonvested at June 30, 2022	1,102,217	13.00	4,423,276	13.13	57,570	13.02
Granted	—	0.00	5,455,744	7.21	528	7.50
Vested	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(598,046)	13.58	(5,420)	13.55
Nonvested at September 30, 2022	1,102,217	$13.00	9,280,974	$9.62	52,678	$12.91

For the three and nine months ended September 30, 2022, we recognized $3.6 million and $10.7 million, respectively, of equity-based compensation expense related to the 2021 Plan. This amount is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of September 30, 2022, the maximum unrecognized cost for RSUs was $3.6 million. The cost is expected to be recognized over a weighted average period of three months.
Note 14. 401(k) Savings Plan
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
Matching contributions to the 401(k) Plan were as follows for the three and nine months ended September 30, 2022 and 2021 and are included in the following captions in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$89	$83	$308	$259
Sales and marketing	133	164	671	464
Research and development	170	141	552	379
General and administrative	55	59	226	158
Total	$447	$447	$1,757	$1,260

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Income Taxes
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
The income tax expense of continuing operations for the three and nine months ended September 30, 2022 was $0.8 million and $2.0 million, respectively. The income tax expense of continuing operations for the three and nine months ended September 30, 2022 was different than the amount expected at the statutory federal income tax rate primarily due to foreign withholding taxes, changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, and state taxes. The Company has determined that the tax effects of the change in the fair value of its embedded derivative liability cannot reliably be estimated. Accordingly, the discrete-period computation method has been used and the annual effective tax rate may change significantly once included.
The income tax expense of continuing operations for the three and nine months ended September 30, 2021 was $1.0 million and $2.0 million, respectively. The income tax expense on the pre-tax loss for the three and nine months ended September 30, 2021 was different than the amount expected at the statutory federal income tax rate primarily due to foreign withholding taxes.
Note 16. Segment and Geographic Information
Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that we operate as one operating and reportable segment.
Refer to Note 5 – Revenue, for information on revenue by geography.
Note 17. Related Party Transactions
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

Commercial Related Person Transactions with Cyxtera
Three current members of our Board of Directors currently serve on the board of directors of Cyxtera. Effective July 29, 2022, the SIS interest in Cyxtera’s Class A common stock was distributed to BCEC-SIS Holdings L.P. (“BC Partners”), Medina Capital Fund II - SIS Holdco, L.P. (“Medina Capital”), and the other owners of SIS, resulting in BC Partners owning 38.3% of Cyxtera's Class A common stock and Medina Capital owning 12.8% of Cyxtera's Class A common stock. BC Partners and Medina Capital are the majority equity owners of SIS. Our most significant related party relationships and transactions are with Cyxtera, the Management Company, SIS Holdings and certain of the equity owners of SIS Holdings. Those relationships and transactions are described in Note 3. In addition, Legacy Appgate maintains a number of ordinary course commercial relationships, both as a customer and service provider, with Cyxtera.
For instance, Cyxtera (and/or its subsidiaries) purchases certain cybersecurity products and services from Legacy Appgate, including licenses for Legacy Appgate cybersecurity software and training. For each of the three and nine months ended September 30, 2022 and 2021, the revenue recognized by Legacy Appgate from these licenses was $0.1 million. As of September 30, 2022, we had an insignificant receivable from Cyxtera (and/or its subsidiaries) under these agreements (no open receivables as of December 31, 2021.)
During the three and nine months ended September 30, 2022 and 2021, Cyxtera (and/or its subsidiaries) provided Legacy Appgate certain data center co-location and CXD services. During the three and nine months ended September 30,

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2022, Cyxtera (and/or its subsidiaries) charged Legacy Appgate $0.1 million and $0.2 million, respectively, for those services (same amounts for the comparative periods of 2021). As of September 30, 2022 and December 31, 2021, Legacy Appgate had payables to Cyxtera (and/or its subsidiaries) for $0.1 million and $0.2 million, respectively, under these agreements.
Transactions with Director Affiliated Companies

Two current members of our Board of Directors currently serve on the board of directors of Chewy, Inc. (“Chewy”), an American online retailer of pet food and other pet-related products. During the three and nine months ended September 30, 2022, Legacy Appgate recognized $0.2 million and $0.6 million, respectively, as revenue from its contracts with Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy). Revenue recognized for the nine months ended September 30, 2021 totaled $0.3 million (amount was insignificant for the three months ended September 30, 2021). There were no open receivables from Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) as of September 30, 2022 and December 31, 2021.

One current member of our Board of Directors currently serves on the board of directors of PetSmart, Inc. (“PetSmart”). During the nine months ended September 30, 2022, Legacy Appgate charged PetSmart $0.1 million and recognized revenue in the same amount from its contract with PetSmart (all during the first quarter of 2022). There were no open receivables from PetSmart as of September 30, 2022. The agreement with PetSmart was executed in 2022, and as such, no charges or revenue were recognized under such agreement in prior periods.
Other Related Party Transactions

CenturyLink Communications, LLC (“CenturyLink”), an approximate 10.4% owner of SIS Holdings and, as a result, an indirect beneficial owner of the Company, is a reseller of certain of our products and services. During the three and nine months ended September 30, 2022, Legacy Appgate charged CenturyLink $0.2 million and $0.8 million, respectively, under contracts for certain cybersecurity products provided by Legacy Appgate to CenturyLink for resale by CenturyLink to end users (amounts for the comparative periods of 2021 were $0.4 million and $0.9 million, respectively). During each of the three and nine months ended September 30, 2022, Legacy Appgate recognized $0.2 million, as revenue from these contracts (amounts for the comparative periods of 2021 were $0.3 million and $0.6 million, respectively). As of September 30, 2022 and December 31, 2021, we had receivables from CenturyLink for $48 thousand and $0.6 million, respectively, under these agreements.
Note 18. Subsequent Events
Appgate, Inc. 2021 Incentive Compensation Plan
On December 23, 2022, the Company and our Executive Chairman and Chairman of our Board agreed to cancel the Chairman Award. As of January 6, 2023, there were no time-based RSUs, 7,795,232 performance-based RSUs, and 52,678 performance-based PSUs issued and outstanding to participants under the 2021 Plan, which performance-based RSUs and performance-based PSUs were subject to certain vesting criteria. As of January 6, 2023, none of the awards had vested.
Revolving Credit Agreement
As of January 9, 2023, we had an aggregate of $46.5 million in borrowings outstanding under the Revolving Credit Facility and were in non-compliance with one of the debt covenants under the Revolving Credit Facility due to our failure to deliver our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 to SIS Holdings within 15 days after the date such Form 10-Q was required to be filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with (a) our unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, “Financial Statements” of this Quarterly Report, (b) Part II, Item 1A “Risk Factors” of this Quarterly Report, (c) Part I, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes in the Amended 10-K, (d) Part II, Item 1A “Risk Factors” in the Amended Q1 10-Q, and (e) Part II, Item 1A “Risk Factors” in the Amended Q2 10-Q. As discussed in the section above titled “Cautionary Statement Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and included under Part I, Item 1A in our Amended 10-K, Part II, Item 1A in our Amended Q1 10-Q and Part II, Item 1A in our Amended Q2 10-Q.

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

We sell our solutions primarily through a recurring revenue license model or subscription, and we employ a ‘land and expand’ strategy to generate incremental revenue through the addition of new users and the sale of additional products. Our annual recurring revenue (“ARR”) was $34.1 million and $30.9 million at September 30, 2022 and 2021, respectively. Our dollar-based net retention rate was 94% at September 30, 2022, down from 130% at September 30, 2021. Our number of customers generating over $100,000 ARR increased 19% from September 30, 2021 to September 30, 2022, driven by elevated C-suite and board level dialogue and customer prioritization of a Zero Trust posture. See “— Key Business Metrics” for additional information regarding ARR and dollar-based net retention rate.

Our revenue decreased from $11.2 million for the three months ended September 30, 2021 to $10.6 million for the three months ended September 30, 2022, a decrease of 5%. In turn, our revenue increased from $30.6 million for the nine months ended September 30, 2021 to $32.8 million for the nine months ended September 30, 2022, an increase of 7%.

Factors Affecting Our Business
Reduction in Force

On July 25, 2022, we substantially completed a reduction in force (the “Reduction”) of approximately 22% of our workforce. In connection with the Reduction, we incurred approximately $1.8 million of costs and expenses, primarily comprising severance and termination-related costs, which we recognized in the third quarter of 2022.

Merger with Newtown Lane

On October 12, 2021, Legacy Appgate successfully completed its merger with a direct, wholly owned subsidiary of Newtown Lane. Upon closing of the Merger, Newtown Lane changed its name to Appgate, Inc., and our common stock is now quoted on the OTC Markets under the symbol “APGT.” The Merger has been accounted for as a reverse capitalization, and the historical financial statements contained in this Quarterly Report are those of: (1) except for the equity, which was retroactively restated following applicable accounting guidance, Legacy Appgate with respect to all periods prior to consummation of the Merger, and (2) those of us, inclusive of Newtown Lane for the period subsequent to the Merger. We expensed $226 thousand and $0.6 million, respectively, in transaction costs during the three and nine months ended September 30, 2021 in connection with the Merger.

Risks and Uncertainties due to COVID-19
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. and global economies even as COVID-19 vaccines have been and continue to be administered in 2022. Much uncertainty still surrounds the pandemic, including new variants of COVID-19, its duration and ultimate overall impact on our operations. Management continues to carefully evaluate potential outcomes and has plans to mitigate related risks. While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for 2021 or the nine months ended September 30, 2022, management took measures during such periods to minimize the risks from the pandemic. Those measures were aimed at safeguarding the Company, and the health, safety and well-being of our employees and customers.

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
During each of the three and nine months ended September 30, 2021, the Management Company charged Legacy Appgate $0.1 million for services rendered under the Transition Services Agreement. Such costs are included in general and administrative expenses in the condensed consolidated statement of operations.
During the three and nine months ended September 30, 2021, Legacy Appgate charged the Management Company $48 thousand and $0.1 million, respectively, of fees for services provided to the Management Company and its affiliates by Legacy Appgate under the Transition Services Agreement. Income for these services is included in other expenses, net in the condensed consolidated statement of operations.

On February 8, 2021, Legacy Appgate made a payment of $1.0 million to Cyxtera (and/or its subsidiaries) as settlement in full of trade balances with Cyxtera and its subsidiaries and other amounts due to / from under the Intercompany Master Services Agreement and the Transition Services Agreement, which trade balances and other amounts totaled $2.6 million. Because the Management Company was an affiliate under common control with Legacy Appgate at the time of repayment, the settlement of these amounts was recognized as a capital contribution of $1.6 million in the nine months ended September 30, 2021.

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
During the nine months ended September 30, 2021, we recognized $0.5 million of interest expense on the Promissory Notes.

On February 8, 2021, Legacy Appgate repaid Cyxtera $20.6 million, representing the entirety of the then outstanding principal and interest under the Promissory Note issued to Cyxtera, and Legacy Appgate made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note issued to the Management Company. On that same date, the Management Company issued Legacy Appgate a payoff letter, extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control with Legacy Appgate at the time of repayment, Legacy Appgate accounted for the note extinguishment of $34.6 million as a capital contribution in the nine months ended September 30, 2021.

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

The table below sets forth our ARR as of the end of the periods indicated below (in thousands):

	September 30,
	2022	2021
ARR	$34,057	$30,873
Change $	$3,184
Change %	10%
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
The below table sets forth our total customers and customers with ARR above $100,000 as of the end of the periods indicated below:

	September 30,
	2022	2021
Total customers	624	610
Customers with ARR above $100,000	64	54
We stopped offering our Compliance Sheriff product which accounted for less than 5% of our total revenue for 2021. Total Compliance Sheriff-only customers included in our total customer count as of September 30, 2021 above was 59. As a result, our increase in customer count from September 30, 2021 to September 30, 2022 reflected in this Quarterly Report is not indicative of our customer growth given our one-time voluntary sunsetting of our Compliance Sheriff product and its respective customers.
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
Our dollar-based net retention rates were 94% and 130% as of September 30, 2022 and 2021, respectively.

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

Subscription revenue represented approximately 78% and 81% of our revenue for the three and nine months ended September 30, 2022, respectively, and approximately 82% and 79% of our revenue for the three and nine months ended September 30, 2021, respectively. We expect that a majority of our revenue will continue to be from subscriptions for the foreseeable future, and we expect that subscription revenue as a percentage of total revenue will increase over time. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

For the three and nine months ended September 30, 2022, approximately 7% and 4%, respectively, of our revenue was from perpetual licenses. For the three and nine months ended September 30, 2021, approximately 3% and 6%, respectively, of our revenue was from perpetual licenses.

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

For the three and nine months ended September 30, 2022, approximately 15% and 16%, respectively, of our revenue was from services and other. For the three and nine months ended September 30, 2021, approximately 15% and 16%, respectively, of our revenue was from services and other.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues by country (a):
United States	$5,337	$4,811	$16,898	$13,271
Ecuador	1,354	733	2,719	2,798
Colombia	1,217	2,523	4,126	5,204
Other	2,694	3,096	9,066	9,324
Total	$10,602	$11,163	$32,809	$30,597
Revenues by main geography:
US&C	$5,528	$4,979	$18,515	$15,066
LATAM	3,852	4,481	10,393	11,788
EMEA	713	685	2,238	1,927
APAC	509	1,018	1,663	1,816
Total	$10,602	$11,163	$32,809	$30,597
(a) Only the United States, Ecuador and Colombia represented 10% or more of our total revenue in the periods presented.
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

Transaction Costs
In June 2022, we expensed $2.1 million of transaction costs in connection with the contemplated registered offering of equity securities. Transaction costs expensed in connection with the Merger totaled $226 thousand and $0.6 million, respectively in the three and nine months ended September 30, 2021.

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

Loss on Abandonment of Assets
We stopped offering our Compliance Sheriff product and, as a result, recorded a loss on abandonment of the related intangible assets of $1.7 million in the nine months ended September 30, 2022 (all during the first quarter of 2022).

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

	Three Months Ended September 30,		Variance %	Nine Months Ended September 30,		Variance %
	2022	2021		2022	2021
Revenue	$10,602	$11,163	5%	$32,809	$30,597	7%
Cost of revenue, exclusive of amortization shown below	4,292	4,065	6%	14,084	11,812	19%
Amortization expense	954	1,131	16%	2,862	3,393	16%
Total cost of revenue	5,246	5,196	1%	16,946	15,205	11%
Gross profit	5,356	5,967	10%	15,863	15,392	3%
Operating expenses:
Sales and marketing	9,504	10,037	5%	37,645	27,388	37%
Research and development	2,953	2,718	9%	10,387	7,638	36%
General and administrative	8,103	4,264	90%	26,160	12,238	114%
Transaction costs	—	226	nm	2,059	599	nm
Depreciation and amortization	1,370	1,347	2%	4,116	4,040	2%
Loss on abandonment of assets	—	—	nm	1,658	—	nm
Total operating expenses	21,930	18,592	18%	82,025	51,903	58%
Loss from continuing operations	(16,574)	(12,625)	31%	(66,162)	(36,511)	81%
Change in fair value of embedded derivative liability	23,040	—	nm	68,917	—	nm
Interest expense, net	(1,829)	(641)	185%	(4,303)	(2,117)	103%
Other expenses, net	(961)	(64)	1402%	(1,341)	(283)	374%
Income (loss) from continuing operations before income taxes	3,676	(13,330)	nm	(2,889)	(38,911)	93%
Income tax expense of continuing operations	(818)	(999)	18%	(1,954)	(2,003)	2%
Net income (loss) from continuing operations	2,858	(14,329)	nm	(4,843)	(40,914)	88%
Net income from discontinued operations, net of tax	—	(212)	nm	—	65,477	nm
Net income (loss)	$2,858	$(14,541)	nm	$(4,843)	$24,563	120%
nm = not meaningful
Revenue
Revenue from continuing operations were as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Variance %	Nine Months Ended September 30,		Variance %
	2022	2021		2022	2021
Subscription revenue	$8,304	$9,113	9%	26,467	24,064	10%
Perpetual licenses	710	347	105%	1,217	1,719	29%
Services and other	1,588	1,703	7%	5,125	4,814	6%
Total	$10,602	$11,163	5%	$32,809	$30,597	7%

Three Months Ended September 30, 2022 and 2021

Revenue decreased by $0.6 million, or 5%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease in revenue was primarily attributable to an overall decrease in subscription SaaS, one-year subscription term-based licenses and services and other revenue as further explained below. These decreases were partially offset by increases in multi-year subscription term-based licenses and perpetual licenses revenue.

Subscription revenue accounted for 78% and 82% of our total revenue for the three months ended September 30, 2022 and 2021, respectively. Subscription revenue decreased $0.8 million, or 9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This decrease in subscription revenue was driven by a $0.8 million decrease in revenue from sales to new customers. Subscription revenue from sales to existing customers was relatively flat. Approximately $0.7 million of the decrease in revenue from new customers was in multi-year subscription term-based licenses and $0.2 million in one-year subscription term-based licenses. Our dollar-based net retention rate was 94% at September 30, 2022, down from 130% at September 30, 2021.

Perpetual licenses revenue accounted for 7% and 3% of our total revenue for the three months ended September 30, 2022 and 2021, respectively. Perpetual licenses revenue increased $0.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase in perpetual license revenue was driven by sale and deployment of new perpetual licenses in the three months ended September 30, 2022.

Services and other revenue accounted for 15% of our total revenue for each of the three months ended September 30, 2022 and 2021. Services and other revenue decreased $0.1 million, or 7%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This decrease in services and other revenue was primarily the result of an overall decrease in service hours billed to customers during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Nine Months Ended September 30, 2022 and 2021

Revenue increased by $2.2 million, or 7%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The overall increase in revenue was primarily attributable to an overall increase in subscription term-based licenses as further explained below, and an increase in services and other revenue, partially offset by a decrease in perpetual licenses.

Subscription revenue accounted for 81% and 79% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively. Subscription revenue increased $2.4 million, or 10%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase in subscription revenue was driven by $1.3 million in revenue from sales to existing customers and $1.0 million in revenue from sales to new customers. Approximately $0.7 million of the revenue from existing customers was from one-year subscription term-based licenses, and $0.6 million from multi-year subscription term-based licenses. In turn, approximately $1.0 million of the revenue from new customers was from multi-year subscription term-based licenses.

Perpetual licenses revenue accounted for 4% and 6% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively. Perpetual licenses revenue decreased $0.5 million, or 29%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This decrease in perpetual license revenue was driven by sale and deployment of perpetual licenses in the nine months ended September 30, 2021, for which only maintenance and support is recognized in the nine months ended September 30, 2022, partially offset by sale and deployment of new perpetual licenses in the nine months ended September 30, 2022.

Services and other revenue accounted for 16% of our total revenue for each of the nine months ended September 30, 2022 and 2021. Services and other revenue increased $0.3 million, or 6%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase in services and other revenue was primarily the result of an overall increase in service hours billed to customers during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021.

Cost of Revenue

Total cost of revenue from continuing operations increased by $0.1 million, or 1%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in total cost of revenue was primarily due to an increase of $0.2 million in other cost of revenue, partially offset by a decrease in amortization of developed technology. The increase in other cost of revenue was primarily as a result of an increase in personnel costs from higher headcount, and to a lesser extent from an increase in subscription and hosting costs and contracted services. Operations headcount increased by 10 positions from 143 at September 30, 2021 to 153 at September 30, 2022. The decrease in amortization of developed technology is related to the abandonment of the Compliance Sheriff related developed technology in 2022.

Total cost of revenue from continuing operations increased by $1.7 million, or 11%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in total cost of revenue was primarily due to an increase of $2.3 million in other cost of revenue, partially offset by a decrease of $0.5 million in amortization of developed technology. These increases were the result of the same factors described above for the three months periods.
Gross Profit
Gross profit totaled $5.4 million for the three months ended September 30, 2022, a decrease of $0.6 million, or 10%, as compared to the three months ended September 30, 2021. Gross profit totaled $15.9 million for the nine months ended September 30, 2022, an increase of $0.5 million, or 3%, as compared to the nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022 and the increase for the nine months ended September 30, 2022 were the result of the factors described above under “Revenue” and “Cost of Revenue”.
Operating Expenses
Total operating expenses from continuing operations increased by $3.3 million, or 18%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Total operating expenses from continuing operations increased by $30.1 million, or 58%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The factors that contributed to these increases in operating expenses are detailed below.
Sales and marketing expenses decreased by $0.5 million, or 5%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This decrease was primarily the result of a decrease in personnel costs from lower headcount on both the sales and marketing teams following the Reduction, and to a lesser extent, lower investment in marketing and advertising costs due to other cost reduction initiatives. Sales and marketing headcount decreased by 47 positions from 150 at September 30, 2021 to 103 at September 30, 2022. Sales and marketing expenses increased by $10.3 million, or 37%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily the result of an increase in personnel costs from higher headcount on both the sales and marketing teams, and to a lesser extent, higher investment in marketing and advertising costs since completion of the Merger. While sales and marketing headcount has recently decreased as described above, prior to the Reduction, there was overall higher headcount in both the sales and marketing teams in 2022 as compared to 2021.
Research and development expenses increased by $0.2 million, or 9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Research and development expenses increased by $2.7 million, or 36%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. These increases were primarily the result of an increase in personnel costs from higher headcount. Research and development headcount increased by 14 positions from 107 at September 30, 2021 to 121 at September 30, 2022.
General and administrative expenses increased by $3.8 million, or 90%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. General and administrative expenses increased by $13.9 million, or 114%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. These increases were primarily the result of equity-based compensation expense recognized during the three and nine months ended September 30, 2022 in connection with the 2021 Plan, and an increase in personnel costs from higher headcount throughout 2021 and 2022 prior to the Reduction. General and administrative headcount decreased by 8 positions from 74 at September 30, 2021 to 66 at September 30, 2022.

Transaction costs. In June 2022, we expensed $2.1 million of transaction costs related to a contemplated registered equity offering. Transaction costs expensed in connection with the Merger totaled $226 thousand and $0.6 million, respectively, for the three and nine months ended September 30, 2021.
Depreciation and amortization expense remained relatively flat for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. While there was an increase in depreciation and amortization primarily due to depreciation and amortization on purchases of property and equipment during 2021, we had lower amortization expense related to intangibles following the abandonment of the Compliance Sheriff related intangibles in 2022.
Loss on Abandonment of Assets. We stopped offering our Compliance Sheriff product and, as a result, recorded a loss on abandonment of the related intangible assets of $1.7 million in the nine months ended September 30, 2022 (all during the three months ended March 31, 2022).

Change in Fair Value of Embedded Derivative Liability
For the three and nine months ended September 30, 2022, we recognized a gain of $23.0 million and $68.9 million, respectively, in connection with the embedded derivative associated with the conversion feature under the Convertible Senior Notes. Refer to Note 6 to the unaudited condensed consolidated financial statements in this Quarterly Report for a discussion of the key inputs affecting the value of the derivative.

Interest Expense, Net
Interest expense, net increased by $1.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Interest expense, net increased by $2.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in interest expense, net was primarily attributable to the change in the mix of our debt during 2021 and 2022. As described above, the Promissory Notes were repaid in part with the balance extinguished, in each case on February 8, 2021. On February 9, 2021, Legacy Appgate issued $50.0 million aggregate principal amount of 5.00% convertible senior notes due 2024 (the “Initial Convertible Senior Notes”), which are described below, and in connection with the closing of the Merger on October 12, 2021, issued an additional $25.0 million aggregate principal amount of convertible senior notes due 2024 (the “Additional Convertible Senior Notes” and, together with the Initial Convertible Senior Notes, the “Convertible Senior Notes”). Additionally, on April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date. During the three and nine months ended September 30, 2022, we borrowed $16.5 million and $37.5 million, respectively, under the Revolving Credit Facility, all of which remained outstanding as of September 30, 2022.
Other Expenses, Net
Other expenses, net were $0.9 million and $1.1 million higher for the three and nine months ended September 30, 2022 when compared to the three and nine months ended September 30, 2021. These increases were primarily the result of costs expensed following the abandonment of certain projects during 2022.
Income Tax Expense
Our effective tax rate for the three months ended September 30, 2022 and 2021 was (22.3)% and 7.5%, respectively. Our effective tax rate for the nine months ended September 30, 2022 and 2021 was 67.6% and 5.1%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 differs from the U.S. Federal income tax rate of 21% primarily due to foreign withholding taxes, changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, and state taxes. The effective tax rate for the three and nine months ended September 30, 2021 differs from the U.S. Federal income tax rate of 21% primarily due to foreign withholding taxes.

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
A reconciliation of our non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP revenue	$10,602	$11,163	$32,809	$30,597
GAAP gross profit	5,356	5,967	15,863	15,392
Add: amortization expense	954	1,131	2,862	3,393
Add: equity-based compensation	—	131	62	393
Non-GAAP gross profit	$6,310	$7,229	$18,787	$19,178
GAAP gross margin	51%	53%	48%	50%
Non-GAAP gross margin	60%	65%	57%	63%

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
A reconciliation of our non-GAAP loss from operations and non-GAAP operating margin to loss from continuing operations and operating margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP revenue	$10,602	$11,163	$32,809	$30,597
GAAP loss from continuing operations	(16,574)	(12,625)	(66,162)	(36,511)
Add: amortization expense	2,099	2,299	6,295	6,898
Add: loss on abandonment of assets	—	—	1,658	—
Add: equity-based compensation	3,641	936	11,029	2,903
Add: transaction costs	—	226	2,059	599
Non-GAAP loss from operations	$(10,834)	$(9,164)	$(45,121)	$(26,111)
GAAP operating margin	(156)%	(113)%	(202)%	(119)%
Non-GAAP operating margin	(102)%	(82)%	(138)%	(85)%

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

	Nine Months Ended September 30,
	2022	2021
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	$(51,523)	$(38,579)
Less:
Purchases of property and equipment	(514)	(543)
Repayment of finance leases	—	(154)
Free cash flow	$(52,037)	$(39,276)
As a percentage of revenue:
GAAP revenue	$32,809	$30,597
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(157)%	(126)%
Less:
Purchases of property and equipment	(2)%	(2)%
Repayment of finance leases	—%	(1)%
Free cash flow	(159)%	(128)%
Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents and borrowing capacity under the Revolving Credit Facility of $10.7 million and of $12.5 million, respectively. Historically, Legacy Appgate’s principal source of liquidity was borrowing availability under the Promissory Notes and cash generated from Legacy Appgate’s operations. As discussed above, on February 8, 2021, Legacy Appgate repaid Cyxtera the full amount of the Promissory Note issued to Cyxtera and made a partial repayment on the then accumulated principal and interest under the Promissory Note issued to the Management Company. On that same date, the Management Company issued a payoff letter to Legacy Appgate extinguishing the balance remaining unpaid of $34.6 million following such repayment. The payoff letter resulted in the full settlement and extinguishment of the Promissory Note held by the Management Company.

We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future. Currently, our principal sources of liquidity are the proceeds from the issuance of the Convertible Senior Notes, our borrowing capacity under the Revolving Credit Facility and cash generated from our operations, which have enabled us to make continued investments to support the growth of our business. As a result of our recurring losses from operations and current liquidity, management is of the opinion that there is a substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 1 to the unaudited condensed consolidated financial statements and Part II, Item 1A, “Risk Factors—Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern” in the Amended Q2 10-Q.

We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. In the long-term, we will be required to obtain additional financing to fund our current planned operations, which may consist of borrowings under the Revolving Credit Facility or an alternative financing arrangement, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed may have a negative impact on our financial condition and our ability to pursue our business strategy. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
Debt
As of September 30, 2022, we had $112.5 million in aggregate principal amount of debt outstanding: $75.0 million under the Convertible Senior Notes and $37.5 million under the Revolving Credit Facility. As of December 31, 2021, we had $75.0 million in aggregate principal amount of debt outstanding, all of which was under the Convertible Senior Notes.
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
Revolving Credit Agreement
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). This indebtedness is contractually subordinated to the Convertible Senior Notes and matures, on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more and (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement is subject to customary terms, covenants and conditions. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. As of September 30, 2022, we had $37.5 million in aggregate principal amount of debt outstanding under the Revolving Credit Facility.

Promissory Notes
On March 31, 2019, Legacy Appgate issued the Promissory Notes to each of Cyxtera and the Management Company. As discussed above and in our condensed consolidated financial statements included elsewhere in Part I, Item 1 of this

Quarterly Report, “Financial Statements”, on February 8, 2021, Legacy Appgate repaid Cyxtera the full amount on the then outstanding principal and interest of $20.6 million under the Promissory Note issued to Cyxtera and made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note issued to the Management Company. On that same date, the Management Company issued a payoff letter to Legacy Appgate extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control with Legacy Appgate at the time of repayment, we recognized the note extinguishment of $34.6 million as a capital contribution in the nine months ended September 30, 2021.
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
Cash Flow
Cash Flows for the Nine Months Ended September 30, 2022 and 2021. The following table sets forth our historical cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash, cash equivalents and restricted cash used in operating activities	$(51,523)	$(37,730)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	$(514)	$124,479
Net cash, cash equivalents and restricted cash provided by (used in) financing activities of continuing operations	$37,500	$(69,974)
Operating Activities
Our largest source of operating cash is cash collections from customers for sales of licenses and services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

Net cash used in operating activities during the nine months ended September 30, 2022 was $51.5 million, which resulted from net income of $4.8 million, adjusted for net non-cash inflows of $42.7 million and net cash outflow of $4.0 million from changes in assets and liabilities. Non-cash inflows primarily consisted of a $68.9 million gain in the fair value of our embedded derivative liability, $11.0 million in equity-based compensation, $7.0 million of depreciation and amortization, $4.7 million of amortization of deferred contract acquisition costs, and $1.7 million of loss on abandonment of assets. The net cash outflow from changes in assets and liabilities was primarily due to decreases in deferred contract acquisition costs and cash used in working capital. The main changes in working capital were prepaid and other current assets and accrued expenses.

Net cash used in operating activities during the nine months ended September 30, 2021 was $37.7 million, which resulted from a net loss of $24.6 million, adjusted for the net income from discontinued operations, net of tax of $65.5 million, non-cash charges of $14.8 million, net cash outflow of $12.4 million from changes in assets and liabilities and $0.8 million net cash provided by operating activities of discontinued operations. Non-cash charges primarily consisted of $7.4 million of depreciation and amortization, $3.7 million of amortization of deferred contract acquisition costs and $2.9 million in equity-based compensation. The net cash outflow from changes in assets and liabilities was primarily due to settlement of cash due to affiliates and changes in working capital combined with an increase in deferred contract acquisition costs. The main changes in working capital were accounts payable and accrued expenses and prepaid and other current assets.
Investing Activities
During the nine months ended September 30, 2022, we used cash in our investing activities of $0.5 million as compared to cash provided by investing activities of $124.5 million during the nine months ended September 30, 2021. The change in cash flows from investing activities during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021 was primarily due to receipt of $125.0 million from the sale of Brainspace in January 2021.
Financing Activities
During the nine months ended September 30, 2022, we borrowed $37.5 million under the Revolving Credit Facility. We did not have any other cash movement in financing activities during the period. During the nine months ended September 30, 2021, we used $70.0 million of cash in financing activities, primarily for the repayment of $119.6 million to Cyxtera and/or the Management Company in February 2021 as settlement and extinguishment of the Promissory Notes, net of gross proceeds of $50.0 million received from the issuance of the Convertible Senior Notes.
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see “Critical Accounting Estimates” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amended 10-K.
Recent Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 1 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements”.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of September 30, 2022, which we refer to as the Evaluation Date. Based on such evaluation, management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed in Part II, Item 9A, “Controls and Procedures” in the Amended 10-K as well as the additional material weakness discussed in Part I, Item 4, “Controls and Procedures” in the Amended Q1 10-Q.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Information in response to this Item is included in Note 11 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements” and is incorporated by reference into this Part II, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes to the risk factors described in our Amended 10-K, Amended Q1 10-Q and Amended Q2 10-Q.
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

Dated: January 9, 2023		Appgate, Inc.

	By:	/s/ Leo Taddeo
Leo Taddeo
Chief Executive Officer