Form 10-K
period 2022-12-31
Appgate, Inc.
filed 2023-03-31
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock, par value $0.001 per share (“common stock”) held by non-affiliates of the registrant was approximately $40.1 million based on the closing price of $7.50 per share of the registrant’s common stock as quoted on the OTC Markets on that date. For purposes of determining this number, each executive officer, director, and holder (known to the registrant) of more than 10% of our common stock as of June 30, 2022 have been considered affiliates of the registrant. This number is provided solely for the purposes of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.
As of March 24, 2023, the registrant had 131,793,660 shares of its common stock outstanding.
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

•“Convertible Senior Notes” means the Initial Convertible Senior Notes, Additional Convertible Senior Notes and PIK Notes, collectively, issued, or with respect to additional PIK Notes, if issued, by Legacy Appgate and guaranteed by the Company and certain of its subsidiaries, which Conversion Obligations and Change of Control Conversion Obligations (as such terms are defined in the Note Issuance Agreement) thereunder were assumed by the Company on the Closing Date.

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

•“Note Issuance Agreement” means that certain note issuance agreement, dated as of February 8, 2021, as amended, governing the issuance and terms of the Convertible Senior Notes, among Legacy Appgate, Legacy Appgate’s wholly owned domestic subsidiaries and Magnetar Financial, LLC, as the representative of the Noteholders.

•“Note Purchase Agreement” means that certain note purchase agreement, dated as of February 8, 2021, as amended, by and among Legacy Appgate and the Noteholders, pursuant to which Legacy Appgate sold the Convertible Senior Notes to the Noteholders.

•“NYSE” means the New York Stock Exchange.

•“PIK Notes” means any of Legacy Appgate’s 5.00% Convertible Senior Notes due 2024 issued, or to be issued, as payment-in-kind with respect to interest payable under outstanding Convertible Senior Notes, including the additional approximately $2.1 million aggregate principal amount of Legacy Appgate’s 5.00% Convertible Senior Notes due 2024 issued on February 1, 2023.

•“Revolving Credit Facility” means that certain subordinated revolving credit facility, in an aggregate principal amount of $50.0 million, to be provided by SIS Holdings to Legacy Appgate pursuant to the Revolving Credit Agreement.

•“Revolving Credit Agreement” means that certain Revolving Credit Agreement entered into on April 26, 2022 by and among Legacy Appgate, the Company, certain subsidiaries of Legacy Appgate and SIS Holdings.

•“SIS Holdings” means SIS Holdings LP, a Delaware limited partnership.

•“SEC” means the U.S. Securities and Exchange Commission.

•“Securities Act” means the Securities Act of 1933, as amended.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and can be identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “should,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “seek,” “predict,” “potential,” “intend,” “plan,” “believe,” and other words of similar meaning. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report include statements regarding the Company and its industry relating to matters such as anticipated future financial and operational performance, business prospects, the percentage of the Company’s future revenue derived from subscription term-based licenses compared to revenue from services, expected future increases in revenue and sales, including increasing the Company’s customer base and customers with annual recurring revenue above $100,000, sales to existing customers, the U.S. federal government and governments around the world and through the Company’s channel partners and product partnerships, growth in international markets, revenue trends by geography, future gross profit, gross margin, operating losses and negative cash flows, expected increases in gross profit and gross margin, the Company’s expected future net loss position, planned investments in sales and marketing and related increases in operating and general and administrative expenses, expectations regarding our annual recurring revenue and other key business metrics, expected future decreases in sales and marketing and general and administrative expenses as a percentage of revenue over time, planned investments in research and development as a result of the Company’s expected growth, the expected future growth of the cybersecurity industry, including the growth in adoption of, and replacement of legacy perimeter-centric security solutions by, Zero Trust security solutions, the Company’s ability to innovate and add new functionality to existing products through research and development, the Company’s ability to compete with competitors who offer similar products or services, the Company’s ability to continue as a going concern absent access to sources of liquidity, the Company’s ability to remain in compliance with covenants under the Convertible Senior Notes and the Revolving Credit Facility, the impact of foreign currency exchanges and inflation on the Company’s business, the Company’s ability to remain listed on a national stock exchange, strategy and plans and similar matters.

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

• our ability to continue as a going concern absent access to sources of liquidity;

• the effects of increased competition in our markets and our ability to compete effectively;

• growth in the total addressable market for our products and services;

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

•management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern; in addition, our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern;

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
We are pioneering Zero Trust access across all environments, including public cloud, private cloud, multi-cloud, on-premises or permutations of all of the above and believe its rapid adoption signals the early stages of a long-term shift away from legacy perimeter-centric security solutions. We believe our purpose-built capabilities address the hybrid, cloud, and on-premises network security markets, which Gartner estimates was approximately a combined $39 billion market opportunity in 2021, expected to grow at a 14% compound annual growth rate (“CAGR”) to reach approximately $57 billion by 2024. Gartner has also stated that Zero Trust Network Access remains a dynamic space, with 2021 global market revenue exceeding 60% growth over 2020, and expected to almost triple from 2021 through 2025. We also believe a subset of our capabilities address the Fraud Detection and Prevention (“FDP”) market, which, according to Global Market Insights, was a $30 billion market in 2022 and is expected to grow at a 25% CAGR from 2023-2032.

Our leadership in Zero Trust has also been recognized by third party research firms. Forrester, the firm that originally coined the term “Zero Trust,” named us a leader in the Forrester New Wave™ for Zero Trust Network Access report (September 2021). The report highlighted our ability to address cloud, on-premises and hybrid IT models, noting that Appgate “Software Defined Perimeter”, or SDP, “is the best fit for companies that need high security and a self-hosted option. Appgate offers its Zero Trust Network Access (“ZTNA”) as a SaaS, but also as a self-hosted option for enterprises and agencies that need it.” Separately, Forrester also named us a leader in their initial Forrester Wave™ Zero Trust eXtended Ecosystem report (September 2020). The report noted that Appgate serves mega-enterprises and Department of Defense (“DoD”) customers, which we believe is a testament to our capabilities and positions us well to benefit from the rising demand for Zero Trust solutions.
We believe our solutions address the complex needs of global enterprises and governments. Our go-to-market strategy consists of both direct sales and indirect channel partners. As of December 31, 2022, we served approximately 650 organizations across approximately 70 countries, including domestic and international government agencies and Fortune 500 enterprises that include at least one of the largest companies by revenue in each of the defense contracting, telecommunications, systems integrator, and oil and gas sectors.

We sell our solutions primarily through a recurring revenue license model or subscription, and employ a ‘land and expand’ strategy to generate incremental revenue through the addition of new users and the sale of additional products. We believe the success of our strategy is validated by our strong dollar-based net retention rates. Our dollar based net retention rates were 96% and 114% at December 31, 2022 and 2021, respectively. Our annual recurring revenue (“ARR”) was $33.7 million and $31.1 million at December 31, 2022 and 2021, respectively. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for additional information regarding ARR.
We achieved revenue of over $40.0 million in each of 2022 and 2021. We continue to invest in growing our business and, as a result, we incurred losses from continuing operations of $54.2 million for the year ended December 31, 2021 and $80.1 million for the year ended December 31, 2022.
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

•Proliferation of the cloud and the rise of “as-a-service” solutions. Organizations have embraced cloud-based “as-a-service” delivery models to empower employees and customers and increase the speed of deployment. According to Gartner, more than 85% of organizations will embrace a cloud first principle by 2025 and will not be able to fully execute on their digital strategies without the use of cloud-native architectures and technologies. IDC forecasts the global public cloud services market to grow to approximately $809 billion in 2025 from $385 billion in 2021. These types of environments have massively increased the complexity of IT infrastructure and expanded the scope of the corporate network. This is especially true as enterprises increasingly adopt powerful but complex Infrastructure and Platform as a service (IaaS and PaaS) for the development and deployment of custom and mission-critical business applications.

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

•Connected devices and the internet of things (“IoT”). From mobile devices to cameras and sensors, the number of devices on a corporate network has multiplied exponentially over the last few years and is expected to continue growing rapidly due to new technologies such as 5G and the business and technical benefits delivered by these new technologies and tools. According to IOT Analytics, the number of connected IoT devices is expected to reach 27 billion by 2025, up from 12.2 billion in 2021. This trend has served to significantly increase the attack surface.
Cybersecurity Threats and Impact Multiplying
The evolution of IT environments coupled with motivated and sophisticated hackers has increased the risk of cybersecurity attacks. Lateral network movement, ransomware, and insecure remote access are resulting in a higher number of attacks of worsening severity with a lengthened time to detection. According to Secureworks’ 2022 State of the Threat, ransomware remains the primary threat facing organizations.

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

•Lateral movement. Once a hacker penetrates a network, their ability to move laterally allows them to travel extensively throughout the network, increasing the volume of data they are able to compromise, and increasing the risk that more sensitive data is exposed. The ability to move laterally and remain undetected for long periods of time in the network is one of the leading drivers behind the high costs of breaches. The 2020 “SolarWinds” attack, which affected as many as 425 of the Fortune 500 and all branches of the US military, highlights the ability of an attacker to leverage lateral movement after breaching an organization’s network. The original breach occurred sometime between March and June of 2020, when clients of SolarWinds downloaded a software update that was infected with malicious code. The perpetrators were then able to move laterally within the networks of these organizations, remaining undetected by traditional perimeter-based network security solutions until December of 2020, providing the hackers with ample time to gather sensitive data and install more malware. In addition to threats caused by external actors, insider threats, typically coming from employees or third-party contractors, also pose a growing security threat to organizations. According to the Ponemon Institute Cost of Insider Threats Global Report, insider incident average cost ranged from $485,000 to $805,000 per incident, with 56% of incidents due to negligence.

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
The combination of more vulnerable networks and more malicious activity has created a cybersecurity crisis for organizations. Cybersecurity Ventures expects global cybercrime costs to grow by 15% per year, reaching $10.5 trillion annually by 2025. Cybersecurity breaches can also have a significant impact on society beyond the direct financial costs. This is illustrated by the Colonial Pipeline ransomware attack in 2021, which resulted in fuel shortages and spikes in gasoline prices across a number of U.S. states, and by the spike in cyberattacks on health care systems during the pandemic, impacting patient care.
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

This model is built on the notion of implicit trust, which is the assumption that traffic originating from within a private network does not represent a risk. This critical characteristic allows for lateral movement, giving infiltrators the ability to remain undetected as they move across a network, causing widespread and costly damage. According to the IBM Cost of a Data Breach Report, in 2022 it took an average of 207 days to identify a breach, and another 70 days to contain, giving an attacker plenty of time to cause significant financial and reputational damage to an organization. While this perimeter-centric approach worked historically when enterprise networks had fewer points of entry, today’s IT environments and distributed workloads have softened the network perimeter, blunting the effectiveness of the perimeter-centric security model.

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
Why a Zero Trust Framework Works

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
Zero Trust framework has emerged as the clear answer to today’s cybersecurity threats. Following the “SolarWinds” attack, the National Institute of Standards and Technology (“NIST”), the National Security Agency (“NSA”) and the Cybersecurity and Infrastructure Security Agency (“CISA”) released guidance recommending a Zero Trust framework. Subsequently, in May 2021, President Joe Biden issued an Executive Order explicitly calling for the adoption of a Zero Trust Architecture by the federal government to improve the nation’s response to “persistent and increasingly sophisticated malicious cyber campaigns that threaten the public sector, the private sector, and ultimately the American people’s security and privacy.” The federal government continues to lead the industry in setting standards with ongoing work and publications by CISA, NIST, the U.S. Department of Defense, and others. These include a multi-vendor integration and architecture initiative led by NIST’s National Cybersecurity Center of Excellence, which Appgate was one of the participating vendors.

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
Our Solutions
We provide identity-centric and context-aware Zero Trust access solutions that ensure security and compliance across all environments, including on-premises, hybrid, and cloud-native. We also offer a digital threat protection and risk-based authentication and comprehensive risk management tool designed to identify and eliminate attacks before they occur, across social media, phishing attacks, bogus websites, and malicious mobile apps. The following combination of software and services are increasingly the central pillar of our customers’ cybersecurity architecture:

•Appgate Software-Defined Perimeter (“SDP”). Appgate SDP, leveraging unified access policies that are simple to understand and write, is designed to ensure trusted network access for users across all devices and IT environments, whether on-premises, hybrid or cloud-based. Unlike legacy solutions where users manually and constantly switch VPN tunnels to establish secure connections, SDP users connect once and gain access only to authorized applications across a heterogeneous and distributed IT landscape. SDP defends our customers’ networks from wrongful access and continuously monitors for changes in user behavior once a connection is made. In order to prevent lateral movement from unauthorized users, the network remains invisible, exposing no ports, until a user is authenticated and connected. Once authenticated and on the network, SDP employs the principles of “least-privileged access,” granting limited access, only to the extent required. Access is conditional and based on multiple factors, and if SDP detects changes during the online session, the user can be denied access in part or in full. The most common Appgate SDP use cases include VPN replacement for remote access, securing cloud access, supporting cloud migrations, securely providing third-party access, secure Development and Operations (“DevOps”), and integrating Merger & Acquisition (“M&A”) assets into a secure network environment. Appgate SDP supports customer choice of deployment models, including hosting it within Appgate’s cloud-native Zero Trust Platform, having customers deploy in a self-hosted model, or hybrid.

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

•Greater flexibility for customers and their users. Our solutions offer fast, secure, direct connections from any location, enabling increasingly popular remote workforce models. Unlike perimeter-based approaches, our SDP platform uses a dynamic identity-centric policy model to connect users from any device in any location. While remote workforce models typically expand security risk, our security architecture is designed to ensure that increased workforce mobility does not create incremental vulnerable access points. Appgate SDP can be deployed as-a-Service (hosted in the Appgate cloud environment) or deployed completely within customer environments.

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

•Lower total cost of ownership. Adoption of our user-friendly software solutions frequently leads to improved operational efficiency for organizations. A survey of our customers by independent analyst firm Nemertes concluded that all respondents reported improvements in one or more key operational metrics, including average user provisioning time, average number of staff required for user provisioning, average login time, number of security incidents and trouble tickets and number of concurrent users, after adopting our solutions.

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

•Industry leading reputation. Our SDP product was named a “Leader” in the Forrester New Wave™ for Zero Trust Network Access (Q3 2021) and, as of March 10, 2023, received 4.6 out of 5 stars from customer reviews on Gartner Peer Insights. Appgate was also recognized by Forrester in their “New Tech: Zero Trust Network Access, 2021” report, as a mature or “Late-Stage” vendor, indicating significant company tenure, number of customers, employees, and funding level as compared to our peers. Our RBA solution was named a “Leader” in Quadrant Solutions’ SPARK Matrix™: Risk Based Authentication, 2022 report. We believe these high-profile recognitions received from trusted industry experts have elevated our reputation with existing and prospective customers.

•Highly scalable ‘land and expand’ go-to-market (“GTM”) strategy driving C-Suite engagement. We leverage a ‘land and expand’ GTM strategy that can scale rapidly as we demonstrate value to customers and achieve broader deployment across their infrastructure. We deploy an integrated technical sales approach complemented by channel partners, such as Lumen, Optiv, Presidio, Guidepoint Security, DXC, TechMatrix, SageNet, Q2, Alkami, Carahsoft, Ingram, GBM, CLM and Kite, which helps us meet the needs of our expanding customer base. This GTM approach is turbocharged by our battle-tested sales engineering team, which can help demonstrate the value of our solutions to stakeholders outside of the IT organization. We believe that cybersecurity has become a key business issue for executives, not just an area of concern for IT professionals; our ability to elevate conversations to a strategic level and secure buy-in from all stakeholders is a critical differentiator, unlocking broader deployment of our solutions.

•Strong customer focus. We are a trusted, long-term, strategic partner to our customers. In a Nemertes survey of our customers, 100% of respondents said Appgate accelerated their digital transformation, and of those implementing Appgate SDP, our importance to their strategy ranked 9.5 out of 10. These strong customer satisfaction metrics stem from our customer success team’s close collaboration with clients throughout their journey as a customer, communicating frequently with them through quarterly business reviews, supporting them as novel issues and use cases arise, and constantly seeking feedback to drive improvement in our solutions. We also continue to hold regular Customer Advisory Board meetings, which provide an open dialogue with customers to ensure that we prioritize, understand, and adapt to their changing needs. Our current customer base includes at least one of the largest companies by revenue in each of the defense contracting, telecommunications, systems integrator and oil and gas sectors, validating our customer-focused strategy.

•Seamless API-based integration. Our solutions offer feature-rich, easy-to-use APIs that allow for integration with existing solutions, which enables our customers to drive more value from their in-place solutions. Our APIs facilitate quick deployment alongside existing security solutions, from which threat data and context can be extracted, and are used to enrich our risk scoring and authentication decisions. We continue to partner with other cybersecurity vendors, such as Crowdstrike and others, to deepen the abilities of our API integrations. In addition, Appgate recently introduced new no-code integrations within our cloud-native security services, running in the Appgate Zero Trust Platform. This further improves our integration capabilities, and makes it easier for customers to benefit from it.

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

•Hybrid, multi-cloud, and on-premises network security. Gartner estimates this aggregate market was approximately $39 billion in 2021, expected to grow at a 14% CAGR to approximately $57 billion by 2024. According to Cisco’s May 2022 Global Hybrid Cloud Trends Report, 82% of IT leaders say that they have adopted the hybrid cloud. Our SDP platform is designed to ensure trusted access for all corporate users across all environments.

•VPN replacement. Gartner predicts that at least 70% of new remote access deployments will be served predominantly by ZTNA as opposed to VPN services by 2025, up from less than 10% at the end of 2021, and that 60% of enterprises will phase out their remote access VPN in favor of ZTNA by 2023. Our SDP platform offers secure VPN replacement across all environments including hybrid, multi-cloud, and on-premises.

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

•Fraud Detection and Prevention (“FDP”). Organizations and individuals face a growing set of active and targeted phishing campaigns, as well as increased use of malicious websites and mobile apps for criminal purposes. The growth in these threats is underpinned by continued expansion of online banking, e-commerce, and Peer-to-Peer (“P2P”) payment applications. According to Fortune Business Insights, the FDP market was estimated at approximately $25.7 billion in 2021 and is projected to reach approximately $129.2 billion by 2029, representing a 22.8% CAGR. Ensuring that their customers aren’t deceived by fraudulent websites, phishing campaigns, or mobile apps is critical to businesses’ reputations, and our RBA and DTP solutions are designed to address these threats and we believe are critical tools in the FDP ecosystem. Illustrating the imminent need for fraud prevention, the Federal Trade Commission reported that Americans lost over $5.8 billion to fraud in 2021, an increase of over 70% from 2020.
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

•Continue to innovate and enhance our offerings. We plan to continue to expand our Zero Trust platform and capabilities to develop new products and add new modules in existing offerings to address additional use cases. As a pioneer in Zero Trust access solutions and cybersecurity defense, we are continuing to invest in the platform, and have launched new services, such as our cloud-native Zero Trust platform, announced in November 2022. We invested approximately 31% of our revenue in research and development during the year ended December 31, 2022 and maintain a robust product and technology roadmap. Our roadmap incorporates customer feedback which gives us confidence that we will be able to monetize our development efforts as we seek to offer highly scalable, flexible, and user-friendly products to address a variety of high-impact use cases.

•Grow our global footprint. As of December 31, 2022, we had customers in approximately 70 countries, reflecting the importance of our global footprint and our success building an international presence. For the year ended December 31, 2022, international sales represented approximately 49% of our revenue. We believe global demand for our offerings will continue to increase as international organizations further embrace Zero Trust access solutions in response to evolving cybersecurity threats and sophisticated adversaries. While we expect our international markets to continue to grow, we anticipate the growth in North America to outpace that of international markets.

•Expand our channel and product partnerships. Our Zero Trust solutions are highly complementary to a number of other cybersecurity products, and as such, we have built a number of highly strategic product and go-to-market partnerships. Our products are easy to deploy and can be distributed by value-added resellers and service providers. We have strong channel partnerships with Lumen, Optiv, Presidio, Guidepoint Security, DXC, TechMatrix, SageNet, Q2, Alkami, Carahsoft, Ingram, GBM, CLM, and Kite, among others and work closely with federal systems integrators such as Raytheon, Northrop Grumman, and ManTech, each of whom are building out solutions around our products for wider distribution. We also continue to work with technology alliance partners to offer integrated solutions to our customers. For example, Appgate has a partnership with CrowdStrike, integrating our Appgate SDP solution, with the CrowdStrike Falcon Zero Trust Assessment (ZTA) capability of CrowdStrike Falcon Insight EDR. This flexible, scalable integration provides a frictionless path for accelerating enterprise Zero Trust journeys. It will help organizations achieve intelligence-aware and dynamic secure access policy enforcement — reducing their attack surface and mitigating lateral movement on their networks. CrowdStrike Falcon ZTA expands Zero Trust beyond authentication to enable Appgate’s detection, alerting and enforcement of risk-based access policies driven by device health and compliance checks. The solution monitors many endpoint settings to deliver partners a device security posture assessment, allowing them to build powerful and granular security policies.

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

Appgate SDP is designed to provide enterprise-class ZTNA capabilities, providing a highly resilient system with no single point of failure, and near wire speed throughput. Its distributed architecture makes SDP easy to scale and deploy across any network infrastructure, including hardware, software, virtual, and cloud. It enables complete customer control over deployment topologies and location of policy enforcement points and can be deployed in a customer-hosted, or Appgate-hosted SaaS model. Its secure multi-tunnel approach is designed with users at the center, dynamically creating a session-based micro-perimeter dedicated to each user — what we term a “segment of one”. This allows for an efficient, secure, and resilient connection to the permitted set of enterprise resources. This compares favorably to traditional security and remote access solutions, which often force user traffic to traverse a vendor cloud or enterprise WAN, resulting in poor performance, limited scalability, and the perpetuation of a weak security model. In addition to controlling access to enterprise resources through Zero Trust policy enforcement points, the Appgate SDP system itself is cloaked and invisible to unauthorized users, utilizing a cryptographic mechanism termed Single-Packet Authorization (SPA). SPA is designed to ensure that legitimate users can securely access resources from any location, without exposing any attack surface to malicious actors.

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

Deployment Options

Appgate SDP supports a wide variety of deployment models and access methods designed to provide for ongoing customer satisfaction. Customers may choose to deploy entirely in a self-hosted and self-managed model, or they may utilize the Appgate-hosted and managed as-a-Service model, using Appgate’s cloud-native Zero Trust platform, to take advantage of its simpler deployment and management.

These options are shown in the following diagram which depicts Hosted and Connected options for customer deployments of Appgate SDP. For those enterprises that require such a model, Appgate SDP may also be deployed in a model that is disconnected from the Appgate cloud environment.

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

Risk-Based Authentication
Our Risk-Based Authentication (“RBA”) solution combines advanced authentication techniques, such as multi-factor authentication, and behavioral analytics based on machine learning and AI algorithms. This helps customers model and monitor risk with dynamic and flexible rules and to authorize transactions and prevent fraud for institutions. For example, RBA enables financial institutions to detect and take action on risky transactions more accurately, while reducing friction facing end users. RBA enables authentication through push technologies, SMS text, One-Time-Passwords, email verification two-step responses, and QR code enrollment, allowing end user customization based on individual preferences.
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

Financial Institution Environment
Transaction Analysis
Risk Modeling
Machine Learning
Device Analytics
Multi-Factor Authentication
RBA
Appgate-managed cloud environment
Transaction Analysis
Risk Modeling
Machine Learning
Device Analytics
Multi-Factor Authentication
RBA
Financial Institution Environment

Our Customers
As of December 31, 2022, we served approximately 650 customers globally including Fortune 500 enterprises and governments entities such as the U.S. Departments of Defense and Homeland Security. Although our solutions can deliver value to organizations across industries, we see particular strong interest from companies in the following sectors: financial services, manufacturing, energy, media & entertainment, technology, telecommunications, consumer goods and services, and the public sector. We serve at least one of the largest companies by revenue in each of the defense contracting, telecommunications, systems integrator and oil and gas sectors. As of March 10, 2023, our customers independently ranked us 4.6/5.0 stars on Gartner Peer Insights, a peer-driven ratings and reviews platform for enterprise IT solutions and services covering over 300+ technology markets and 3,000+ vendors.

Our Customer Advisory Board further strengthens our customer relationships. As of February 22, 2023, it was comprised of 15 of our most strategic customers and provides quarterly feedback on our solutions. This feedback, received primarily from technologists involved in the purchase, implementation, and ongoing management of our solutions, helps guide our product innovation and provides validation of our strategies. Our Customer Advisory Board members are also among our strongest advocates and frequently provide referrals to prospective customers.
No customer (including, for the avoidance of doubt, resellers and managed service providers) contributed more than 10% of our revenue for the years ended December 31, 2021 or 2022.
Customer Case Studies

The customer examples below illustrate how customers from different industries benefit from our solutions and how our solutions can be utilized to solve various problems. As described above in “—Our Customers,” none of the below customers contributed more than 10% of our revenue for the years ended December 31, 2021 or 2022.
Bancolombia
Situation: Grupo Bancolombia is the largest financial bank in Colombia with subsidiaries across Central and South America. They need to protect their more than 15 million customers from fraud.
Solution: Bancolombia uses Appgate’s DetectTA and DetectID authentication framework as a key component of its fraud prevention strategy. DetectID provides the bank with strong authentication capabilities for its customers across multiple transaction channels. On average, Appgate supports more than 90 million authentication requests a month. Bancolombia also uses Appgate’s DetectTA transaction monitoring capability which detects transaction anomalies based on user behavior and automatically reacts to changing fraud patterns, and Detect Safe Browsing to block online and mobile threats in real time and take action before an attack occurs.
Chewy
Situation: Chewy’s mission is to be the most trusted and convenient online destination for pet parents (and partners) everywhere. The company believes that it is the preeminent online source for pet products, supplies, and prescriptions as a result of its broad selection of high-quality products, which it offers at competitive prices and delivers with an exceptional level of care and a personal touch. Chewy continually develops innovative ways for its customers to engage with it, and partners with approximately 2,500 of the best and most trusted brands in the pet industry, to bring a high-bar, customer-centric experience to its customers.
Solution: Chewy selected us as its preferred partner due to both our high-quality software, as well as our agility and ability to scale with its rapidly growing business. During the onset of the COVID-19 pandemic, Chewy worked with us to rapidly implement our SDP solution to authenticate and authorize Chewy’s team members prior to allowing access to any resources from remote locations. After a successful initial deployment, Chewy chose our SDP solution for its Zero Trust solution to enable secure and seamless work-from-anywhere in a post-COVID world.
DXC
Situation: DXC is a leading end-to-end IT services company, with, as of March 31, 2022, over $16 billion in annual revenue and over 130,000 employees across approximately 70 countries. DXC needed to provide its employees and customers with seamless remote access to DXC’s corporate network and applications, including provisioning of access to different resources based on each user’s entitlement rules and device compliance status. It was critical for network traffic to be routed on the most efficient path to individual applications and network endpoints, with multiple concurrent connections when necessary. Additionally, DXC had sold significant IP address space to Microsoft and Amazon Web Services (“AWS”), resulting in significant IP conflicts that needed to be resolved.
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

Fifth Third Bank
Situation: Fifth Third Bank, National Association is an indirect subsidiary of Fifth Third Bancorp and one of the largest banks in the United States, with approximately 19,000 employees and, as of December 31, 2022, operating 1,087 banking centers and approximately 2,000 automated teller machines across 11 states. Under its Technology Leadership initiative, Fifth Third recognized the opportunity to enhance its IT infrastructure and embarked on a strategic Zero Trust initiative and investment in cloud solutions.
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
Financial Industry Regulatory Authority (FINRA)
Situation: The Financial Industry Regulatory Authority (FINRA) is a government-authorized not-for-profit organization that oversees U.S. broker-dealers to protect investors and ensure market integrity. They regulate all equity and option trades in U.S. markets and process peak volumes of 600 billion transactions daily.
Solution: FINRA selected Appgate because it enables them to use dynamic resolvers to retrieve per-user workload information. With approximately 1,000 users, they were able to enforce identity-centric access with strong, context-sensitive authentication.
Sales

We sell our security solutions and services through a combination of our direct sales team and channel partners. The direct sales team is responsible for identifying prospective and existing customers’ business problems. The direct sales team is supported by sales engineering and customer success specialists, who gather detailed customer specifications to develop a bespoke solution that surpasses customer requirements. Sales engineering team members collaborate closely with the regional sales representatives to demonstrate the strength and value of our solutions, while customer success team members ensure that clients realize the full value from our solutions once implemented. Overall, the direct sales team is responsible for managing the lifecycle of the customer relationship, from onboarding and implementation to ongoing advocacy. The team conducts formal business reviews with each customer to identity and solve new use cases, supporting our “land and expand” growth model.

Our Zero Trust solutions are highly complementary to other security solutions, and as such, we have built strategic, integral GTM partnerships with channel partners, including agents and resellers, service providers, systems integrators, cloud consulting partners, and original equipment manufacturers (“OEMs”). We offer our channel partners a robust training and certification program to help position them as Zero Trust specialists, advance their technical skills, and help them capitalize on the market opportunity. We expect our channel partner ecosystem to contribute heavily to future growth as we continue to invest resources in developing a robust, partner-led GTM strategy. However, we do not rely on any individual channel partner and no channel partner contributed more than 10% of our revenue for the years ended December 31, 2022 and 2021. For example, we have strong relationships with Alkami, CLM, DXC, GBM, Guidepoint Security, Kite, Lumen, Carahsoft, Ingram, Optiv, Presidio, Q2, SageNet, and TechMatrix, among others, and work closely with federal systems integrators such as ManTech, Northrop Grumman, and Raytheon, which are building solutions around our products for wider distribution. We also work with technology alliance partners, such as CrowdStrike and McAfee to devise industry leading solutions.
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

Our research and development expenses were equal to approximately 31% of our revenue for the year ended December 31, 2022. Our research and development teams are primarily located in the United States, Sweden, and Colombia, as well as remotely distributed. We plan to continue to dedicate significant and increasing resources to research and development.
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

Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, license agreements, intellectual property assignment agreements, contractual provisions, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our intellectual property rights. As of March 15, 2023, we and our wholly-owned subsidiaries had over 73 total issued and pending patents, including in excess of 69 issued patents, in the United States and other countries. Our issued patents expire between 2033 and 2041 and cover various aspects of our solutions. In addition, we have registered “Appgate” as a trademark in the United States and certain foreign jurisdictions, and we or our wholly-owned subsidiaries have filed trademark registration applications in the United States and/or other jurisdictions for other ancillary marks that we use. We are also the registrant of a domestic domain names that include “Appgate” and variations. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and invention assignment or similar agreements with our employees, consultants, and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our subscription and license agreements. Despite our efforts to protect our trade secrets and other intellectual property rights, confidentiality agreements and contractual restrictions in other agreements, unauthorized parties might still copy or otherwise obtain and use our software and technology. Further, our patents and other intellectual property rights may not prevent other providers of cybersecurity services from introducing or offering products that compete with or are alternatives to our Zero Trust solutions. In addition to our internally developed technology, we also license software, including open source software, from third parties that we integrate into or bundle with our solutions.
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

Properties
Our corporate headquarters are located in Coral Gables, Florida, where we currently lease approximately 6,000 square feet of space under a lease agreement that expires at the end of February 2027. We also have additional offices in multiple other locations in the United States, as well as locations internationally, including in Colombia, Sweden, and Argentina. We do not own any real estate. We believe our current facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Human Capital Resources
We had 415 full-time employees worldwide as of December 31, 2022. We also engage temporary employees and contractors as needed to support our operations. To our knowledge, as of December 31, 2022, 18 employees located in our Sweden office, representing approximately 4% of our total full-time employees worldwide as of such date, were represented by various labor unions. Otherwise, to our knowledge, none of our employees were, as of such date, represented by a labor organization or a party to any collective bargaining arrangement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

The Merger effected a change of control of the Company, as:

•SIS Holdings, the sole stockholder of Legacy Appgate immediately prior to the Merger, became our controlling stockholder, owning approximately 89% of our issued and outstanding common stock immediately following consummation of the Merger; and

•we increased the size of the Board and reconstituted our executive team.
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

We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We had an accumulated deficit of $546.1 million as of December 31, 2022 and experienced losses from continuing operations of $80.1 million and $54.2 million for the years ended December 31, 2022 and 2021, respectively. Because the market for our products and services is rapidly evolving, it is difficult for us to predict the future results of our operations. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset expenses. In addition to the expected costs to grow our business, we also expect to continue to incur significant legal, accounting and other expenses as a public company. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. If we fail to increase our revenue to offset our operating expenses, we may not achieve or sustain profitability in the future.

Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our losses in the near term.

Part of our business strategy is to primarily focus on our long-term growth. As a result, our losses may be greater in the near term than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our Zero Trust solutions and expanding our research and development, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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

Any failure, disruption or interference with our use of hosted cloud computing services and systems provided by third-parties, like AWS or Azure, could adversely impact our business, financial condition or results of operations. In addition, since many of the technical specialists responsible for managing disruptions to our technology infrastructure are working from home, the time required to remedy any interruption may increase. To the extent we do not effectively respond to any such interruptions, upgrade our systems as needed and continually develop our technology and network architecture to accommodate traffic, our business, financial condition or results of operations could be adversely affected. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our products, security breaches or the loss of data or functionality, leading to a negative effect on our business, financial condition or results of operations.

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

We believe that maintaining and enhancing our reputation as a provider of high-quality cybersecurity solutions is critical to our relationship with our existing customers and channel partners and our ability to attract new customers and channel partners. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. The successful promotion of our brand will depend on several factors, including our marketing efforts, our ability to continue to develop high-quality features and enhancements for our technology solutions and our ability to successfully differentiate our solutions from competitive products and services. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry or financial analysts often provide reviews of our products and services, as well as products and services of our competitors, and perception of our Zero Trust solutions in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. In addition, we have been named as a “Leader” in the Forrester New Wave™ for Zero Trust Network Access (Q3 2021) report. Our failure to maintain our “Leader” status in the future may also adversely affect our brand. Additionally, the performance of our channel partners may affect our brand and reputation if customers do not have a positive experience with our channel partners’ services. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, we expand into new markets and more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors and we could lose customers or fail to attract potential customers, all of which would materially and adversely affect our business, results of operations and financial condition.
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

Historically, we have derived a significant portion of our revenue from outside the United States. For the years ended December 31, 2022 and 2021, we derived approximately 49% and 52%, respectively, of our revenue from our international customers. As of December 31, 2022, approximately 71% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, such as the Middle East, Africa, Japan and the Asia-Pacific regions, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

•political, economic and social uncertainty;

•unexpected costs for the localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•greater difficulty in enforcing contracts and accounts receivable collection, and longer collection periods;
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

•effectively attracting, training and integrating, including collaborating with, employees;
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
The sales prices of our solutions may decrease, or the mix of our sales may change, which may increase our losses and adversely impact our financial results.

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

Our growth is substantially dependent on adding new customers and expanding our relationships with existing customers. Potential clients that use legacy products and services may believe that these products and services are sufficient to meet their security needs or that our offerings only serve the needs of a portion of the enterprise security market. Accordingly, these organizations may continue allocating their information technology budgets for legacy products and services and may not adopt our security offerings. Further, many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking and security products. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier such as us regardless of product performance, features, or greater services offerings. They may also be more willing to incrementally add solutions to their existing security infrastructure from existing suppliers rather than to replace some or all of their existing security infrastructure with our solutions. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to add new customers, including our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our channel partners or to attract new channel partners, failure by us to help our customers to successfully deploy our software and expertise, negative media or industry or financial analyst commentary regarding us or our solutions, litigation and deteriorating general economic conditions. Our success in attracting new customers also depends on our ability to develop innovative, high-quality, and appealing new products, including alternatives to products introduced by our competitors, and to effectively communicate and market the benefits of such new products. Our ability to attract new customers also depends on the effectiveness of our sales and marketing efforts. We plan to dedicate significant resources to sales and marketing programs and to expand our sales and marketing capabilities to target additional potential customers, but there is no guarantee that we will be successful in attracting and maintaining additional customers. Furthermore, our ability to achieve growth will partially depend on our success in hiring, integrating, training and retaining a sufficient number of sales personnel to support our growth. If we are unable to find efficient ways to deploy our sales and marketing programs, are unable to hire and train a sufficient number of effective sales personnel, or our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and the future results of our operations could be materially harmed.

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

Our business is subject to the risks of hurricanes, earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism affecting our operations or the operations of our third-party cloud service providers.

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
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. We rely on our leadership team in the areas of operations, security, marketing, sales, support, research and development and general and administrative functions. Although we have entered into employment agreements and other arrangements with certain of our key personnel, our employees, including our executive officers, may terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business.
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

We endeavor to properly classify employees as exempt versus non-exempt, as well as employee versus independent contractor, under applicable law. Although there are no pending or threatened material claims or investigations against us asserting that some employees or independent contractors are improperly classified, the possibility exists that some of our current or former employees or independent contractors could have been incorrectly classified.

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

In addition, California adopted the California Consumer Privacy Act in 2018, which took effect in January 2020 and seeks to provide California consumers with increased privacy rights and protections for their personal information. The 2018 Act was further modified by the California Privacy Rights Act, which became effective January 1, 2023. Similar laws in Virginia took effect on January 1, 2023, in Colorado and Connecticut take effect on July 1, 2023 and in Utah take effect on December 31, 2023. We expect that existing laws, regulations and standards may be interpreted in new manners in the future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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

Risks Related to Financial, Tax and Accounting Matters

Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern.

Based on its assessment, management has raised substantial doubt about our ability to continue as a going concern. The Company had cash and cash equivalents and remaining borrowing capacity under the Revolving Credit Facility of $11.5 million and $3.5 million, respectively, at December 31, 2022, a loss from continuing operations of $80.1 million for the year ended December 31, 2022, and an accumulated deficit of $546.1 million at December 31, 2022. Current economic and market conditions have put pressure on our growth plans. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents and remaining borrowing capacity under the Revolving Credit Facility are not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding our ability to continue as a going concern. In an effort to alleviate these conditions, management is currently evaluating various cost reduction and other alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise.

Our independent registered public accounting firm has included in its audit report for the year ended December 31, 2022, an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. A going concern opinion in the report of our independent registered public accounting firm could impair our ability to finance our operations through public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Any additional equity or equity-linked debt financing could be extremely dilutive to our current stockholders. Additional capital may not be available on reasonable terms, or at all, and we may be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain aspects of our product candidates, or potential markets that we would not otherwise relinquish. If we are unable to obtain capital, our business would be jeopardized, and we may not be able to continue operations.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers and Board of Directors.

We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting as of year-end. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act (the “404 Assessment”). We cannot assure you that we will at all times in the future be able to report that our internal controls are effective.

Our current controls and any new controls that we develop may become ineffective because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be identified in the future. Any failure to develop or maintain effective controls or any challenges encountered in their implementation or improvement could harm our results of operations or cause us to not meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our future periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financials and other information, which may have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on any national securities exchange on which our common stock may be listed in the future.

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

Although our management had not yet conducted a 404 Assessment as of December 31, 2021, as part of the restatement process in connection with our financials as of and for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. Our management identified (i) errors in our accounting relating to our controls over the estimation of the relationship between the term license and the support and maintenance for establishing their respective stand-alone sales prices in multi-year contracts related to revenue for our sales of software through multi-year term-based license agreements, (ii) errors in our accounting relating to our controls related to recognition of commission expense and (iii) inadequate management review controls over our financial statement disclosures with respect certain calculations (collectively, the “10-K Material Weaknesses”). Furthermore, in connection with the preparation of the restatement of our quarterly financials for the three months ended March 31, 2022, our management identified an additional material weakness in internal control over financial reporting, as we did not design and maintain effective controls related to the evaluation of awards under our 2021 Plan (the “10-Q Material Weakness”).

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further detail of the 10-K Material Weaknesses, the 10-Q Material Weakness and the Legacy Appgate Material Weaknesses and the Company’s plans for their remediation, see Part II, Item 9A of this Annual Report.

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

Being a public company requires that we incur significant costs, diverts our resources and management’s attention and may affect our ability to attract and retain executive management and qualified Board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations requires us to incur significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, additional resources and management oversight are required. As a result, management’s attention is at times diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed.

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

As of December 31, 2022, we had aggregate U.S. federal and state net operating loss carryforwards of $233.2 million and $107.3 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. If not utilized, $72.9 million of the federal net operating loss carryforwards will begin to expire in 2035 with the remainder carried forward indefinitely, and $72.7 million of the state net operating loss carryforwards will begin to expire in 2023 with the remainder carried forward indefinitely. We also had foreign net operating loss carryforwards of $6.0 million, which do not expire. Realization of these net operating loss carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes to offset its post-change income or taxes may be limited. Similar rules apply under U.S. state tax laws. We have experienced ownership changes in the past and we may experience an ownership change in the future as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition to the net operating loss carryforwards discussed above, as a result of past acquisitions and the Merger, we have an additional $12.9 million of federal net operating loss carryforwards. Management has not concluded on the realizability of these NOLs or whether they may be limited by Code Section 382 or 383. Any determination that all or a portion of any such NOLs is not realizable or may be limited by Code Section 382 or 383, would lessen the amount available to us.
We could be subject to additional tax liabilities and United States federal income tax reform could adversely affect us.

We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate. For example, in December 2017, the United States adopted new tax law legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) (as modified by the Coronavirus Aid, Relief, and Economic Security Act), which significantly reforms the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a largely territorial system. Further changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our operating results and financial condition. The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could adversely impact our operating results and financial condition.
We could be required to collect additional sales, use, value added, digital services, or other similar taxes or be subject to other liabilities that may increase the costs our customers would have to pay for our solutions and adversely affect our business, operating results, and financial condition.

We collect sales, use, value added, digital services, and other similar taxes in a number of jurisdictions. One or more U.S. states or countries may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. Further, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, U.S. states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the U.K. and France, have introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. A successful assertion by a U.S. state or local government, or other country or jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our solutions due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.

Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. For example, certain jurisdictions have introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions are considering enacting similar laws. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, or if there are changes in tax laws or the way existing tax laws are interpreted or applied, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position and profit/loss, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.

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
Prior to the closing of the Merger, there was no public trading market for shares of Legacy Appgate’s common stock, and shares of Newtown Lane were thinly traded. Following the Merger through March 24, 2023, our common stock has been volatile, with our opening/closing price ranging from a high of $21.25 to a low of $1.21. It is possible that neither an active nor liquid trading market for our common stock will develop, and, if such a market does develop, it is possible that such market will not be sustained, which could make it difficult for you to sell your shares of common stock at an attractive price or at all.
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
Our common stock is currently thinly traded and quoted on the OTC Markets, which provide significantly less liquidity than a national securities exchange such as the NYSE or Nasdaq. In addition, approximately 95.9% of our common stock is held by affiliates who are subject to certain trading restrictions with respect to their common stock. Without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile.
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
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate or to raise additional funds through future offerings of other securities.
In addition, certain holders of our common stock and the Convertible Senior Notes are entitled to rights with respect to registration of their shares under the Securities Act pursuant to certain registration rights agreements. If these holders of our common stock and/or the Convertible Senior Notes, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock.
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

Concurrently with the execution of the Merger Agreement, Legacy Appgate entered into the Note Purchase Agreement with the Noteholders and the Note Issuance Agreement with Legacy Appgate’s wholly owned domestic subsidiaries and Magnetar (the Note Purchase Agreement and the Note Issuance Agreement, as amended, collectively, the “Note Agreements”). Pursuant to the Note Agreements, Legacy Appgate issued and sold to the Noteholders $50.0 million aggregate principal amount of Initial Convertible Senior Notes on February 9, 2021 and agreed to issue and sell to the Noteholders $25.0 million aggregate principal amount of Additional Convertible Senior Notes on the date of the consummation of the Merger. Interest on the Convertible Senior Notes is payable either entirely in cash or entirely in kind (“PIK Interest”), or a combination of cash and PIK Interest at our option. The Convertible Senior Notes bear interest at the annual rate of 5.0% with respect to interest payments made in cash and 5.5% with respect to PIK Interest. In connection with the consummation of the Merger, Legacy Appgate issued the Additional Convertible Senior Notes and Newtown Lane entered into a Supplemental Agreement, providing for the assumption or guarantee by Newtown Lane of all of Legacy Appgate’s obligations under the Note Agreements and the substitution of the Company’s common stock for Legacy Appgate’s capital stock thereunder in all respects. In addition, on February 1, 2023, Legacy Appgate issued approximately $2.1 million in PIK Notes with respect to a single interest payment date. For additional details on the Convertible Senior Notes see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In addition, on April 26, 2022, Legacy Appgate, the Company, certain subsidiaries of Legacy Appgate and SIS Holdings entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for a $50.0 million unsecured, revolving credit facility and will mature, on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of Appgate in an aggregate amount equal to $50.0 million or more or (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest will accrue on amounts drawn under the Revolving Credit Agreement at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement is subordinated to the Convertible Senior Notes. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries.

Our ability to make scheduled payments of the principal of, to pay cash interest on, the Convertible Senior Notes and the Revolving Credit Facility, or to refinance the Convertible Senior Notes or the Revolving Credit Facility, or any other indebtedness we may incur, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. The Note Agreements and the Revolving Credit Agreement contain customary restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Those covenants include restrictions on our ability to, among other things, incur additional debt and issue disqualified stock; create liens; pay dividends, acquire shares of capital stock, or make certain investments; issue guarantees; sell certain assets and enter into transactions with affiliates. The Note Issuance Agreement and Revolving Credit Agreement also each contain a financial covenant that requires that we maintain liquidity of not less than $10.0 million as of the last day of any calendar month. Our failure to comply with any of those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt issued under the Note Agreements or Revolving Credit Facility. Any such event of default or acceleration could have an adverse effect on the trading price of our common stock. Furthermore, the terms of any future debt we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.

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

Holders of the Convertible Senior Notes have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of (i) a fundamental change (as defined in the Note Issuance Agreement) at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, or (ii) upon a change of control (as defined in the Note Issuance Agreement) at a repurchase price equal to 102% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of Convertible Senior Notes. In addition, our ability to repurchase the Convertible Senior Notes or to pay cash upon conversions of the Convertible Senior Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the Note Issuance Agreement would constitute a default under the Note Issuance Agreement. A default under the Note Issuance Agreement or the fundamental change itself could also lead to a default under the Revolving Credit Agreement and/or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Senior Notes or make cash interest or principal payments.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are located in Coral Gables, Florida. We also have additional offices in multiple other locations in the United States, as well as locations internationally, including in Colombia, Sweden and Argentina. We do not own any real estate. We believe our current facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
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

PART II
Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is quoted on the OTC Markets under the symbol “APGT”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders.

As of March 24, 2023, there were 54 record holders of our issued and outstanding shares of common stock.

This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with our audited consolidated financial statements and related notes contained elsewhere in this Annual Report. This discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained elsewhere in this Annual Report. We operate on a calendar year basis. Thus, references to 2022, for example, refer to Appgate’s year ended December 31, 2022. Capitalized terms used in this section and not defined herein have the respective meanings given to such terms elsewhere in this Annual Report. Numbers and percentages presented throughout this discussion and analysis may not always add up to equivalent totals and/or to 100% due to rounding.
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

We sell our solutions primarily through a recurring revenue license model or subscription, and we employ a ‘land and expand’ strategy to generate incremental revenue through the addition of new users and the sale of additional products. Our annual recurring revenue (“ARR”) was $33.7 million and $31.1 million at December 31, 2022 and 2021, respectively. Our dollar-based net retention rates were 96% and 114% at December 31, 2022 and 2021, respectively. Our number of customers generating over $100,000 ARR increased 3% from December 31, 2021 to December 31, 2022, driven by elevated C-suite and board level dialogue and customer prioritization of a Zero Trust posture. See “— Key Business Metrics” for additional information regarding ARR and dollar-based net retention rate.

We have achieved revenue of over $40.0 million in both 2022 and 2021. We continue to invest in growing our business and, as a result, we incurred losses from continuing operations of $80.1 million and $54.2 million for 2022 and 2021, respectively.
Factors Affecting Our Business

Reduction in Force

On July 25, 2022, we substantially completed a reduction in force (the “Reduction”) of approximately 22% of our workforce. In connection with the Reduction, we incurred approximately $1.8 million of costs and expenses, primarily comprising severance and termination-related costs, which we recognized in the third quarter of 2022.

On February 2, 2023, we substantially completed a reduction in force (the “February Reduction”) of approximately 8% of our workforce. In connection with the February Reduction, we incurred approximately $0.5 million of costs and expenses, primarily comprising severance and termination-related costs, which we recognized in the first quarter of 2023.

Merger with Newtown Lane

On October 12, 2021, Legacy Appgate successfully completed its merger with a direct, wholly owned subsidiary of Newtown Lane. Upon closing of the Merger, Newtown Lane changed its name to Appgate, Inc., and our common stock is now quoted on the OTC Markets under the symbol “APGT.” The Merger has been accounted for as a reverse capitalization, and the historical financial statements contained in this Annual Report are those of: (1) except for the equity, which was retroactively restated following applicable accounting guidance, Legacy Appgate with respect to all periods prior to consummation of the Merger, and (2) those of us, inclusive of Newtown Lane for the period subsequent to the Merger. We expensed $3.1 million in transaction costs during 2021 in connection with the Merger.

Public Company Costs

Following the consummation of the Merger, we became a public company, which required hiring of additional staff and implementation of processes and procedures to address public company regulatory requirements and customary practices. We expect to continue to incur substantial annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external costs for investor relations, accounting, audit, legal, corporate secretary and other functions.

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

During 2021, the Management Company charged Legacy Appgate $0.1 million for services rendered under the Transition Services Agreement. Such costs are included in general and administrative expenses in our consolidated statement of operations.

During 2021, Legacy Appgate charged the Management Company $0.1 million for services provided to the Management Company and its affiliates by Legacy Appgate under the Transition Services Agreement. Income for these services is included in other expense, net in our consolidated statement of operations.

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

Sale of Brainspace

On September 30, 2020, Legacy Appgate adopted a plan for the sale of Brainspace Corporation (“Brainspace”), a formerly wholly owned subsidiary of Legacy Appgate, which met the criteria for discontinued operations under Accounting Standards Codification (“ASC”) Topic 205-20, Presentation of Financial Statements — Discontinued Operations — see Note 5 to our consolidated financial statements for discontinued operations disclosures included elsewhere in this Annual Report. On December 17, 2020, Legacy Appgate entered into a securities purchase agreement with respect to the sale of 100% of the outstanding equity interests of Brainspace for cash consideration of $125.0 million, and the sale transaction closed on January 20, 2021. Brainspace offered a comprehensive and advanced data analytics platform for investigations, eDiscovery, intelligence mining, and compliance. Unless otherwise stated, all discussion of Legacy Appgate’s results of operations included in this discussion and analysis focus on continuing operations and exclude the discontinued Brainspace operations.
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

The table below sets forth our ARR as of the end of the years indicated below (in thousands):

	2022	2021
ARR	$33,656	$31,054
Change $	$2,602
Change %	8%
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
The below table sets forth our total customers and customers with ARR above $100,000 as of the end of the years indicated below:

	2022	2021
Total customers	647	652
Customers with ARR above $100,000	68	66
We stopped offering our Compliance Sheriff product which accounted for less than 5% of our total revenue for 2021. Total Compliance Sheriff-only customers included in our total customer count as of December 31, 2021 was 45. As a result, the change in our customer count from December 31, 2021 to December 31, 2022 reflected in this Annual Report is not indicative of our customer growth given our one-time voluntary sunsetting of our Compliance Sheriff product and its respective customers.
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
Our dollar-based net retention rate was 96% and 114% at December 31, 2022 and 2021, respectively.
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

Subscription revenue represented approximately 81% and 80% of our revenue for 2022 and 2021, respectively. We expect that a majority of our revenue will continue to be from subscriptions for the foreseeable future, and we expect that subscription revenue as a percentage of total revenue will increase over time. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

Perpetual licenses. Our perpetual license arrangements generally include both upfront revenue recognition when the distinct license is made available to the customer as well as revenue recognized ratably over the contract period for support and maintenance based on the stand-ready nature of these elements. Revenue related to support and maintenance is included as part of subscription revenue. We expect that perpetual license revenue as a percentage of total revenue will decrease over time.

For 2022 and 2021, approximately 4% and 5%, respectively, of our revenue was from perpetual licenses.

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

For each of 2022 and 2021, approximately 15% of our revenue was from services and other.

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

	2022	2021
Revenues by country (a):
United States	$21,668	$20,568
Colombia	5,440	6,735
Other	15,556	15,730
Total	$42,664	$43,033
Revenues by main geography:
US&C	$23,584	$22,694
LATAM	13,846	15,142
EMEA	3,104	2,906
APAC	2,130	2,291
Total	$42,664	$43,033
(a) Only the United States and Colombia represented 10% or more of our total revenue in either period presented.

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
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, equity-based compensation expense, marketing and channel programs, travel and entertainment expenses, expenses for conferences and events and allocated overhead costs. We capitalize our sales commissions and associated payroll taxes and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of cost previously deferred as attributable to each period presented in our consolidated financial statements, as described in Note 1 — Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report - “Financial Statements and Supplementary Data”. Advertising expenses are charged to sales and marketing expense in the audited consolidated statements of operations as incurred.

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
Research and Development
Research and development costs to develop software to be sold, leased or marketed are expensed as incurred up to the point of technological feasibility for the related software product. We have not capitalized development costs for software to be sold, leased or marketed to date, as the software development process is essentially completed concurrent with the establishment of technological feasibility. As such, these costs are expensed as incurred and recognized in research and development costs in the audited consolidated statements of operations.

Software developed for internal use, with no substantive plans to market such software at the time of development, is capitalized and included in property and equipment, net in the audited consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized.

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

Transaction Costs
In June 2022, we expensed $2.1 million of transaction costs in connection with a contemplated registered offering of equity securities. In 2021, transaction costs expensed in connection with the Merger totaled $3.1 million.

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

Interest Expense

Interest expense consists primarily of interest incurred on our obligations under the Convertible Senior Notes and the Revolving Credit Facility and through February 8, 2021, obligations of Legacy Appgate under the Promissory Notes. See “—Promissory Notes” above and “—Liquidity and Capital Resources” below.
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

	2022	2021	Variance %
Revenue	$42,664	$43,033	1%
Cost of revenue, exclusive of amortization shown below	18,112	16,069	13%
Amortization expense	3,781	4,525	16%
Total cost of revenue	21,893	20,594	6%
Gross profit	20,771	22,439	7%
Operating expenses:
Sales and marketing	44,575	39,167	14%
Research and development	13,103	10,727	22%
General and administrative	34,037	18,282	86%
Transaction costs	2,059	3,099	34%
Depreciation and amortization	5,484	5,408	1%
Loss on abandonment of assets	1,658	—	nm
Total operating expenses	100,916	76,683	32%
Loss from continuing operations	(80,145)	(54,244)	48%
Change in fair value of embedded derivative liability	58,797	(78,497)	175%
Interest expense, net	(6,443)	(3,190)	102%
Other expenses, net	(535)	(515)	4%
Loss from continuing operations before income taxes	(28,326)	(136,446)	79%
Income tax expense of continuing operations	(1,759)	(2,396)	27%
Net loss from continuing operations	(30,085)	(138,842)	78%
Net income from discontinued operations, net of tax	—	65,714	nm
Net loss	$(30,085)	$(73,128)	59%
nm = not meaningful
Revenue
Revenue from continuing operations were as follows for 2022 and 2021:

	2022	2021	Variance %
Subscription revenue	$34,584	$34,335	1%
Perpetual licenses	1,650	2,055	20%
Services and other	6,430	6,643	3%
Total	$42,664	$43,033	1%
Revenue decreased by $0.4 million, or 1%, during 2022 compared to 2021. The overall decrease in revenue was primarily attributable to a net decrease in customer count from 652 customers at December 31, 2021 to 647 customers at December 31, 2022 given, in part, to our one-time voluntary sunsetting of our Compliance Sheriff product and its respective customers, combined with decreased revenue from perpetual licenses and services and other as further explained below. These decreases were partially offset by an increase in subscription term-based licenses.

Perpetual licenses revenue accounted for 4% and 5% of our revenue in 2022 and 2021, respectively. Perpetual licenses revenue decreased $0.4 million during 2022 compared to 2021. This decrease in perpetual license revenue was driven by higher sale and deployment of new perpetual licenses in 2021 that did not reoccur in 2022. We expect this trend to continue as demand for term-based license and SaaS subscriptions continue to grow over time.

Subscription revenue accounted for 81% and 80% of our total revenue in 2022 and 2021, respectively. Subscription revenue increased $0.2 million, or 1%, in 2022 when compared to 2021. This increase in subscription revenue was driven by $1.3 million in revenue from sales to existing customers partially offset by a decrease of $1.1 million in revenue from sales to new customers. Almost the entirety of the revenue from existing customers was from one-year subscription term-based licenses. Our net-dollar retention rate was 96% at December 31, 2022. Approximately $0.9 million, or 81%, of the decrease in revenue from new customers was from multi-year subscription term-based licenses, with the remaining $0.2 million, or 19%, from one-year subscription term-based licenses.

Services and other revenue accounted for 15% of our revenue in each of 2022 and 2021. Services and other revenue decreased $0.2 million, or 3%, in 2022 when compared to 2021. This decrease in services and other revenue was primarily the result of an overall decrease in service hours billed to customers during 2022 when compared to 2021.
Cost of Revenue

Total cost of revenue from continuing operations increased by $1.3 million, or 6%, during 2022 compared to 2021. The increase in total cost of revenue was primarily due to an increase of $2.0 million in other cost of revenue, partially offset by a decrease in amortization of developed technology of $0.7 million. The increase in other cost of revenue was primarily as a result of an increase in personnel costs from higher average headcount during 2022, and, to a lesser extent, from an increase in subscription and hosting costs and contracted services. Operations headcount increased by 13 positions from 132 at December 31, 2021 to 145 at December 31, 2022. The decrease in amortization of developed technology is related to the abandonment of the Compliance Sheriff related developed technology in 2022.
Gross Profit
Gross profit totaled $20.8 million for 2022, a decrease of $1.7 million, or 7%, as compared to 2021. This decrease was the result of the factors described above under “Revenue” and “Cost of Revenue”.
Operating Expenses
Total operating expenses from continuing operations increased by $24.2 million, or 32%, for 2022 as compared to 2021. The factors that contributed to the increase in operating expenses are detailed below.
Sales and marketing expenses increased by $5.4 million, or 14%, for 2022 as compared to 2021. This increase was primarily the result of an increase in personnel costs from higher headcount on both the sales and marketing teams, and to a lesser extent, higher investment in marketing and advertising costs since completion of the Merger. While sales and marketing headcount has recently decreased as described above, prior to the Reduction, there was overall higher headcount in both the sales and marketing teams in 2022 as compared to 2021.
Research and development increased $2.4 million, or 22%, for 2022 as compared to 2021. This increase was primarily the result of an increase in personnel costs from higher headcount. Research and development headcount increased by 6 positions from 120 at December 31, 2021 to 126 at December 31, 2022.
General and administrative expenses increased by $15.8 million, or 86%, for 2022 as compared to 2021. This increase was primarily the result of equity-based compensation expense recognized during 2022 in connection with the 2021 Plan, and an increase in personnel costs from higher headcount throughout 2021 and 2022 prior to the Reduction. General and administrative headcount decreased by 11 positions from 76 at December 31, 2021 to 65 at December 31, 2022.
Transaction costs. In June 2022, we expensed $2.1 million of transaction costs related to a contemplated registered equity offering. Transaction costs expensed in connection with the Merger totaled $3.1 million in 2021.
Depreciation and amortization expense remained relatively flat for 2022 as compared to 2021. While there was an increase in depreciation and amortization primarily due to depreciation and amortization on purchases of property and equipment during 2021, we had lower amortization expense related to intangibles following the abandonment of the Compliance Sheriff related intangibles in 2022.

Loss on abandonment of assets. We stopped offering our Compliance Sheriff product and, as a result, recorded a loss on abandonment of the related intangible assets of $1.7 million in 2022.

Change in Fair Value of Embedded Derivative Liability
During 2022, we recognized a gain of $58.8 million in connection with the embedded derivative associated with the conversion feature under the Convertible Senior Notes, while we recognized a loss of $78.5 million in 2021. Refer to Note 7 to the audited consolidated financial statements in this Annual Report for a discussion of the key inputs affecting the value of the derivative.

Interest Expense, Net
Interest expense, net increased by $3.3 million for 2022 as compared to 2021. The increase in interest expense, net was primarily attributable to the change in the mix of our debt during 2021 and 2022. As described above, the Promissory Notes were repaid in part with the balance extinguished, in each case on February 8, 2021. On February 9, 2021, Legacy Appgate issued the Initial Convertible Senior Notes, which are described below, and in connection with the closing of the Merger on October 12, 2021, issued the Additional Convertible Senior Notes. Additionally, on April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into the Revolving Credit Agreement which provides for the Revolving Credit Facility. Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date. During 2022, we borrowed $46.5 million under the Revolving Credit Facility, all of which remained outstanding as of December 31, 2022.
Other Expenses, Net
Other expenses, net remained flat at $0.5 million in 2022 as compared to 2021.
Income Tax Expense
Our effective tax rate for 2022 and 2021 was (6.2)% and (1.8)%, respectively. The effective tax rate for 2022 differs from the U.S. Federal income tax rate of 21% primarily due to changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, share-based compensation write-off, and foreign withholding taxes. The effective tax rate for 2021 differs from the U.S. Federal income tax rate of 21% primarily due to changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, state taxes, and foreign withholding taxes.
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
A reconciliation of our non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, the most directly comparable financial measures determined in accordance with GAAP, for 2022 and 2021, is as follows (in thousands):

	2022	2021
GAAP revenue	$42,664	$43,033
GAAP gross profit	20,771	22,439
Add: amortization expense	3,781	4,525
Add: equity-based compensation	62	504
Non-GAAP gross profit	$24,614	$27,468
GAAP gross margin	49%	52%
Non-GAAP gross margin	58%	64%
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
A reconciliation of our non-GAAP loss from operations and non-GAAP operating margin to loss from continuing operations and operating margin, the most directly comparable financial measures determined in accordance with GAAP, for 2022 and 2021, is as follows (in thousands):

	2022	2021
GAAP revenue	$42,664	$43,033
GAAP loss from continuing operations	(80,145)	(54,244)
Add: amortization expense	8,355	9,196
Add: loss on abandonment of assets	1,658	—
Add: equity-based compensation	14,653	3,460
Add: transaction costs	2,059	3,099
Non-GAAP loss from operations	$(53,420)	$(38,489)
GAAP operating margin	(188)%	(126)%
Non-GAAP operating margin	(125)%	(89)%

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

	2022	2021
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	$(58,548)	$(52,915)
Less:
Purchases of property and equipment	(568)	(920)
Repayment of finance leases	—	(22)
Free cash flow	$(59,116)	$(53,857)
As a percentage of revenue:
GAAP revenue	$42,664	$43,033
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(137)%	(123)%
Less:
Purchases of property and equipment	(1)%	(2)%
Repayment of finance leases	—%	—%
Free cash flow	(138)%	(125)%
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents and remaining borrowing capacity under the Revolving Credit Facility of $11.5 million and of $3.5 million, respectively. Historically, Legacy Appgate’s principal source of liquidity was borrowing availability under the Promissory Notes and cash generated from Legacy Appgate’s operations. As discussed above, on February 8, 2021, Legacy Appgate repaid Cyxtera the full amount of the Promissory Note issued to Cyxtera and made a partial repayment on the then accumulated principal and interest under the Promissory Note issued to the Management Company. On that same date, the Management Company issued a payoff letter to Legacy Appgate extinguishing the balance remaining unpaid of $34.6 million following such repayment. The payoff letter resulted in the full settlement and extinguishment of the Promissory Note held by the Management Company.

We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future. Currently, our principal sources of liquidity are the proceeds from the issuance of the Convertible Senior Notes, our borrowings and remaining borrowing capacity under the Revolving Credit Facility and cash generated from our operations, which have enabled us to make continued investments to support the growth of our business. As a result of our recurring losses from operations and current liquidity, management is of the opinion that there is a substantial doubt as to the Company’s ability to continue as a going concern. The audited consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 1 to the audited consolidated financial statements for more information and Part I, Item 1A, “Risk Factors—Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern in this Annual Report.”

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
Debt

As of December 31, 2022, we had $121.5 million in aggregate principal amount of debt outstanding: $75.0 million under the Convertible Senior Notes and $46.5 million under the Revolving Credit Facility. As of December 31, 2021, we had $75.0 million in aggregate principal amount of debt outstanding, all of which was under the Convertible Senior Notes.
Convertible Senior Notes
On February 9, 2021, Legacy Appgate issued the Initial Convertible Senior Notes to various funds managed by Magnetar. In connection with the closing of the Merger, Legacy Appgate issued the Additional Convertible Senior Notes. The Convertible Senior Notes are subject to the terms and conditions of the Note Issuance Agreement and Note Purchase Agreement.
We received net proceeds of $72.8 million from the issuance of the Initial Convertible Senior Notes and Additional Convertible Senior Notes, after deducting fees and expenses of $2.2 million. We recorded these fees and expenses as debt issuance costs that will be amortized over the term of the Convertible Senior Notes.
The Convertible Senior Notes are senior, unsecured obligations of Legacy Appgate, and the payment of the principal and interest is unconditionally guaranteed, jointly and severally by Legacy Appgate’s U.S. subsidiaries and, as of the closing of the Merger, also by the Company. The Convertible Senior Notes mature on February 9, 2024, unless earlier converted, redeemed, or repurchased.
Interest on the Convertible Senior Notes is payable either entirely in cash or entirely in kind (“PIK Interest”), or a combination of cash and PIK Interest at Appgate’s discretion. The Convertible Senior Notes bear interest at the annual rate of 5% with respect to interest payments made in cash and 5.50% with respect to PIK Interest, with interest payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2021. PIK Notes issued or issuable in respect of PIK Interest have the same terms and conditions as the Convertible Senior Notes. On February 1, 2023, Legacy Appgate issued approximately $2.1 million in PIK Notes with respect to a single interest payment date. The Note Issuance Agreement includes certain affirmative and financial covenants we are required to satisfy.
Revolving Credit Agreement

On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into the Revolving Credit Agreement which provides for a $50.0 million unsecured, revolving credit facility, or the “Revolving Credit Facility”. This indebtedness is contractually subordinated to the Convertible Senior Notes and matures, on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more and (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement is subject to customary terms, covenants and conditions. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. As of December 31, 2022, we had $46.5 million in aggregate principal amount of debt outstanding under the Revolving Credit Facility.

Promissory Notes
On March 31, 2019, Legacy Appgate issued the Promissory Notes to each of Cyxtera and the Management Company. As discussed above and in our audited consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report - “Financial Statements and Supplementary Data”, on February 8, 2021, Legacy Appgate repaid Cyxtera the full amount on the then outstanding principal and interest of $20.6 million under the Promissory Note issued to Cyxtera and made a partial repayment of $99.0 million to the Management Company on the then outstanding principal and interest of $133.6 million under the Promissory Note issued to the Management Company. On that same date, the Management Company issued a payoff letter to Legacy Appgate extinguishing the balance remaining unpaid following such repayment. Because Cyxtera was Legacy Appgate’s direct parent at the time of issuance of the Promissory Notes and an affiliate under common control with Legacy Appgate at the time of repayment, we recognized the note extinguishment of $34.6 million as a capital contribution in 2021.
Other Contractual Obligations and Commitments
In addition to our debt obligations under the Convertible Senior Notes, the Revolving Credit Facility, and lease obligations under several operating lease arrangements, Appgate has other contractual commitments. Refer to Note 10 — Leases and Note 11 — Debt, to our audited consolidated financial statements included elsewhere in this Annual Report for additional information on maturities. Refer to Note 12 — Commitments and Contingencies to our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding cash amounts committed under other contractual obligations.
Cash Flow
Cash Flows for 2022 and 2021. The following table sets forth our historical cash flows for the periods indicated (in thousands):

	2022	2021
Net cash, cash equivalents and restricted cash used in operating activities	$(58,548)	$(52,066)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	$(568)	$124,102
Net cash, cash equivalents and restricted cash provided by (used in) financing activities of continuing operations	$46,500	$(48,408)
Operating Activities
Our largest source of operating cash is cash collections from customers for sales of licenses and services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

Net cash used in operating activities during 2022 was $58.5 million, which resulted from a net loss of $30.1 million, non-cash charges of $24.9 million and net cash outflow of $3.6 million from changes in assets and liabilities. Non-cash charges primarily consisted of a $58.8 million change in the fair value of our embedded derivative liability, $14.7 million in equity-based compensation, $9.3 million of depreciation and amortization, $6.0 million of amortization of deferred contract acquisition costs, and $1.7 million loss on abandonment of assets following our decision to stop offering our Compliance Sheriff product. The net cash outflow from changes in assets and liabilities was primarily due to more cash used in working capital, primarily driven by higher employee-related expenses in 2022 as discussed above under “Results of Operations,” and higher costs associated to the Merger and related initiatives, increases in deferred contract acquisition costs, and a decrease in deferred revenue, partially offset by increased collections.

Net cash used in operating activities during 2021 was $52.1 million, which resulted from a net loss of $73.1 million, adjusted for the net income from discontinued operations, net of tax of $65.7 million, net cash provided by operating activities of discontinued operations of $0.8 million, non-cash charges of $97.6 million and net cash outflow of $11.6 million from changes in assets and liabilities. Non-cash charges primarily consisted of a $78.5 million change in the fair value of our embedded derivative liability, $9.9 million of depreciation and amortization, $5.3 million of amortization of deferred contract acquisition costs, and $3.5 million in equity-based compensation. The net cash outflow from changes in assets and liabilities was primarily due to more cash used in working capital, primarily driven by higher headcount in 2021 as discussed above under “Results of Operations,” and higher costs associated to the Merger and related initiatives, increases in contract assets and deferred contract acquisition costs, and a decrease in deferred revenue, partially offset by increased collections.
Investing Activities
During 2022, we used cash in our investing activities of $0.6 million as compared to cash provided by investing activities of $124.1 million during 2021. The change in cash flows from investing activities during 2022 when compared to 2021 was primarily due to receipt of $125.0 million in net proceeds from the sale of Brainspace in January 2021.
Financing Activities
During 2022, we borrowed $46.5 million under the Revolving Credit Facility. We did not have any other cash movement in financing activities during 2022. During 2021, we used $48.4 million of cash in financing activities, primarily for the repayment of $119.6 million to Cyxtera and/or the Management Company in February 2021 as settlement and extinguishment of the Promissory Notes, net of gross proceeds of $75.0 million received from the issuance of the Initial Convertible Senior Notes and Additional Convertible Senior Notes. In 2022, we paid $2.2 million in debt issuance costs in connection with the issuance of the Initial Convertible Senior Notes and Additional Convertible Senior Notes and spent $1.5 million on the recapitalization of the Company following the Merger (see Note 2).
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
Critical accounting policies are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting estimates: revenue from contracts with customers, accounting for income taxes, and accounting for goodwill and intangible assets. These critical accounting estimates are addressed below. In addition, we have other key accounting estimates that are described in Note 1 – Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report.
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
We account for income taxes using the asset and liability method. Deferred income taxes are recognized by applying the enacted statutory tax rates applicable to future years to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance to amounts that are more likely than not to be realized. In addition, certain Federal and state NOL carryforward assets are reduced by a valuation allowance and/or may be limited by Code Section 382 or 383.

We use an estimate of the annual effective income tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective income tax rate is calculated at year-end.

See Note 18 – Income Taxes to our audited consolidated financial statements included elsewhere in this Annual Report for additional information about accounting for income taxes.
Goodwill and Other Long-Lived Assets, including Acquired Intangible Assets
Goodwill represents the excess of the fair value of purchase consideration in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Upon the Cyxtera Spin-Off, Legacy Appgate’s opening carve-out consolidated financial statements included the goodwill balances carried over from Cyxtera in connection with Cyxtera’s acquisition of the entities that formed Legacy Appgate, less impairments. We perform annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. We did not record any impairment of goodwill in 2022 or 2021.

Our annual impairment tests of goodwill may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. Under a qualitative approach, our impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a quantitative goodwill impairment test that requires us to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying amount, we will measure any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We use an income approach and a market approach, when available, to estimate a reporting unit’s fair value, which discounts the reporting unit’s projected cash flows using a discount rate we determine from a market participant's perspective under the income approach or utilizing similar publicly traded companies as guidelines for determining fair value under the market approach. We make significant assumptions when estimating a reporting unit’s projected cash flows, including revenue, driven primarily by sales growth, operating expenses, capital expenditures and income tax rates, among others.

We completed our impairment reviews for goodwill as of October 1, 2022 and 2021 and no impairment resulted. The estimates and assumptions we use to estimate fair values when performing quantitative assessments are highly subjective judgments based on our experience and knowledge of our operations. Significant changes in the assumptions used in our analysis could result in an impairment charge related to goodwill. Circumstances that could result in changes to future estimates and assumptions include, but are not limited to, expectations of sales growth, which can be caused by a variety of factors, increases in income tax rates and increases in discount rates.
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
Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that these assets are expected to generate. If the total of the future undiscounted cash flows are less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value. When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of sales and revenue, operating expenses, and capital requirements, among others. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. We did not record any impairment of long-lived assets in 2022 or 2021.
Recent Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 1 of our audited consolidated financial statements included elsewhere in this Annual Report.
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
Foreign Currency Exchange Risk
Our revenues and expenses are primarily denominated in U.S. dollars. During 2022 and 2021, we recorded a loss of $0.1 million and $0.4 million, respectively, on foreign exchange transactions. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or any other derivative financial instruments but may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date. However, we will continue to assess our foreign exchange exposure as we continue to grow our business globally. During 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

Stockholders and Board of Directors of
Appgate, Inc.
Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Appgate, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition — Relative Standalone Selling Price

As described in Notes 1 and 6 to the consolidated financial statements, the Company sells software through on-premise term-based license agreements, perpetual licenses agreements and software as a service (“SaaS”) subscriptions. The Company’s contracts for software licenses may include maintenance and may also include professional services. The Company identifies each performance obligation in a contract based on the products and services that will be transferred to the customer that are both capable of being distinct and are distinct within the context of the contract. If a contract includes more than one distinct performance obligation, the Company allocates the transaction price to each distinct performance obligation based on a relative standalone selling price. The Company determines relative standalone selling price (“SSP”) utilizing either observable inputs such as the prices at which products are separately sold or in instances where SSP is not directly observable, utilizing market conditions and other factors, including customer type, pricing objectives, historical sales data, and negotiated discounts from price lists, if any, that can require significant judgement.

We identified the Company’s determination of relative SSP with regard to certain of the Company’s software contracts as a critical audit matter because of the significant estimates and assumptions used by the Company in making these determinations. This required a high degree of auditor judgement and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s relative SSP.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of the Company’s methodology used to determine relative SSP;

•Testing the completeness and accuracy of the data used to determine relative SSP by (a) selecting a sample of customer contracts, obtaining the related source documents and comparing that data to the data used to develop the SSP; and (b) evaluating the value relationship between performance obligations not sold separately; and

•Testing the mathematical accuracy of the Company’s calculation of relative SSP and verifying the consistent application of the methodology of establishing relative SSP across periods.

Convertible Senior Notes and Embedded Derivative Liability

As described in Notes 7 and 11 to the consolidated financial statements, on February 9, 2021, the Company issued $50.0 million in aggregate principal amount of convertible senior notes due 2024 (the “Initial Convertible Senior Notes”). In connection with the closing of the merger on October 12, 2021 with a public shell company (the “Merger”), the Company issued an additional $25.0 million in aggregate principal balance in convertible notes (the “Additional Convertible Senior Notes” and together with the Initial Convertible Senior Notes and any PIK Notes (as defined in Note 11 to the consolidated financial statements), the “Convertible Senior Notes”). The Company concluded that its Convertible Senior Notes contained an embedded derivative, a conversion feature, and determined that following the closing of the Merger, this embedded derivative required bifurcation in accordance with ASC 815, Derivatives and Hedging. The fair value of the convertible senior notes and embedded derivative were approximately $64.6 million and $19.7 million, respectively. The embedded derivative is recorded as a derivative liability on the Company’s consolidated balance sheet as of December 31, 2022.

We identified the valuation of the Convertible Senior Notes and embedded derivative as a critical audit matter because of the complexity of the valuation models and the judgements made by management in estimating the fair value of the Convertible Senior Notes and embedded derivative. Specifically, the valuation models used in determining the fair value of the Convertible Senior Notes and embedded derivative include inputs subject to management's judgment, specifically an estimate of volatility, market yield and probability of a change of control or fundamental change. This required subjective auditor judgment and an increased level of effort when performing audit procedures, including the involvement of valuation professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

•Testing the accuracy of the source data used by management in the valuation by comparing it to the debt agreement and share price;

•Testing management’s process for developing the fair value estimate and evaluating the significant assumptions used to calculate the fair value of the Convertible Senior Notes and embedded derivative, including the probability of a change of control or fundamental change, and considering evidence obtained in other areas of the audit to determine if contradictory evidence existed; and

•Utilizing personnel with specialized skills and knowledge in valuation approach and methodologies to assist in: (i) assessing the appropriateness of the methodology used in estimating the fair value of the Convertible Senior Notes and embedded derivative; (ii) evaluating the reasonableness of volatility and market yields; and (iii) performing sensitivity tests to determine the impact of changes to certain of the primary inputs to the concluded value determined by management.
/s/ BDO USA, LLP

We have served as the Company’s auditor since 2020.
Miami, Florida
March 31, 2023

Appgate, Inc.
Consolidated Balance Sheets
As of December 31, 2022 and 2021
(in thousands, except share information)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,531	$25,990
Restricted cash	1,473	1,473
Accounts receivable, net of allowance of $52 and $163, respectively	4,231	6,848
Contract assets	1,462	1,458
Deferred contract acquisition costs, current	1,508	1,319
Prepaid and other current assets	3,517	6,196
Total current assets	23,722	43,284
Property and equipment, net	1,617	2,115
Operating lease right-of-use assets	1,679	2,497
Contract assets, noncurrent	9,134	8,630
Deferred contract acquisition costs, noncurrent	3,103	2,986
Goodwill	71,604	71,604
Intangible assets, net	26,449	36,459
Deferred income taxes	1,334	863
Other assets	182	147
Total assets	$138,824	$168,585
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,334	$4,483
Accrued expenses	10,240	12,193
Operating lease liabilities, current	619	798
Deferred revenue, current	5,578	5,274
Revolving credit facility	46,500	—
Total current liabilities	67,271	22,748
Deferred revenue, noncurrent	909	717
Operating lease liabilities, noncurrent	1,261	1,891
Convertible senior notes, net	73,769	72,968
Derivative liability	19,700	78,497
Total liabilities	162,910	176,821
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 270,000,000 shares authorized; 131,793,660 shares issued and outstanding	132	132
Additional paid-in capital	524,239	509,586
Accumulated other comprehensive loss	(2,403)	(1,985)
Accumulated deficit	(546,054)	(515,969)
Total stockholders’ deficit	(24,086)	(8,236)
Total liabilities and stockholders’ deficit	$138,824	$168,585
See accompanying notes to consolidated financial statements.

Appgate, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2022 and 2021
(in thousands, except share and per share information)

	2022	2021
Revenue	$42,664	$43,033
Cost of revenue, exclusive of amortization shown below	18,112	16,069
Amortization expense	3,781	4,525
Total cost of revenue	21,893	20,594
Gross profit	20,771	22,439
Operating expenses:
Sales and marketing	44,575	39,167
Research and development	13,103	10,727
General and administrative	34,037	18,282
Transaction costs	2,059	3,099
Depreciation and amortization	5,484	5,408
Loss on abandonment of assets	1,658	—
Total operating expenses	100,916	76,683
Loss from continuing operations	(80,145)	(54,244)
Change in fair value of embedded derivative liability	58,797	(78,497)
Interest expense, net	(6,443)	(3,190)
Other expenses, net	(535)	(515)
Loss from continuing operations before income taxes	(28,326)	(136,446)
Income tax expense of continuing operations	(1,759)	(2,396)
Net loss from continuing operations	(30,085)	(138,842)
Net income from discontinued operations, net of tax	—	65,714
Net loss	$(30,085)	$(73,128)

(Loss) income per share:
Net loss from continuing operations per share of common stock - basic	$(0.23)	$(3.48)
Net loss from continuing operations per share of common stock - diluted	$(0.62)	$(3.48)
Net income from discontinued operations per share of common stock - basic and diluted	$—	$1.64
Weighted-average shares used in computation - basic and diluted	131,793,660	39,951,865
See accompanying notes to consolidated financial statements.

Appgate, Inc.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2022 and 2021
(in thousands)

	2022	2021
Net loss	$(30,085)	$(73,128)
Other comprehensive loss:
Change in foreign currency translation	(418)	(1,317)
Other comprehensive loss	(418)	(1,317)
Comprehensive loss	$(30,503)	$(74,445)
See accompanying notes to consolidated financial statements.

Appgate, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2022 and 2021
(in thousands, except share information)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	13,757,550	$14	$471,687	$(668)	$(442,841)	$28,192
Recapitalization	—	—	886,190	1	(109)	—	—	(108)
Stock issued in connection with Merger	—	—	117,149,920	117	(1,634)	—	—	(1,517)
Equity-based compensation	—	—	—	—	3,401	—	—	3,401
Transactions with former Parent (Notes 1 and 4)	—	—	—	—	36,241	—	—	36,241
Net loss	—	—	—	—	—	—	(73,128)	(73,128)
Other comprehensive loss	—	—	—	—	—	(1,317)	—	(1,317)
Balance as of December 31, 2021	—	—	131,793,660	132	509,586	(1,985)	(515,969)	(8,236)
Equity-based compensation	—	—	—	—	14,653	—	—	14,653
Net loss	—	—	—	—	—	—	(30,085)	(30,085)
Other comprehensive loss	—	—	—	—	—	(418)	—	(418)
Balance as of December 31, 2022	—	$—	131,793,660	$132	$524,239	$(2,403)	$(546,054)	$(24,086)
See accompanying notes to consolidated financial statements.

Appgate, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022 and 2021
(in thousands)

	2022	2021
Cash flows from operating activities:
Net loss	$(30,085)	$(73,128)
Net income from discontinued operations, including gain on sale of $64.6 million, net of tax in 2021	—	(65,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,265	9,933
Loss on abandonment of assets	1,658	—
Equity-based compensation	14,653	3,460
Amortization of deferred contract acquisition costs	5,951	5,333
Change in fair value of embedded derivative liability	(58,797)	78,497
Amortization of debt issuance costs	802	212
Operating lease amortization	137	140
Provision for (Reversal of) allowance for doubtful accounts	857	(95)
Deferred income taxes	590	95
Changes in assets and liabilities:
Accounts receivable	1,989	5,405
Contract assets	(510)	(3,419)
Prepaid and other current assets	2,677	(4,141)
Due from affiliates, net	—	3,252
Deferred contract acquisition costs	(6,047)	(6,467)
Accounts payable	(126)	(2,247)
Accrued expenses	(2,082)	(2,795)
Deferred revenue	520	(1,236)
Net cash, cash equivalents and restricted cash used in operating activities of continuing operations	(58,548)	(52,915)
Net cash, cash equivalents and restricted cash provided by operating activities of discontinued operations	—	849
Net cash, cash equivalents and restricted cash used in operating activities	(58,548)	(52,066)
Cash flows from investing activities:
Purchases of property and equipment	(568)	(920)
Net cash, cash equivalents and restricted cash used in investing activities of continuing operations	(568)	(920)
Net cash, cash equivalents and restricted cash provided by investing activities of discontinued operations	—	125,022
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(568)	124,102
Cash flows from financing activities:
Proceeds from Revolving Credit Facility (Note 11)	46,500	—
Recapitalization, net of costs (Note 3)	—	(1,502)
Proceeds from Convertible Senior Notes (Note 11)	—	75,000
Payment of debt issuance costs	—	(2,244)
Repayment of Promissory Notes	—	(119,640)
Repayment of finance leases	—	(22)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities of continuing operations	46,500	(48,408)
Effect of foreign currency exchange rates on cash	(1,843)	(1,786)

Net (decrease) increase in cash, cash equivalents and restricted cash	(14,459)	21,842
Cash, cash equivalents and restricted cash at beginning of period	27,463	5,621
Cash, cash equivalents and restricted cash at end of period	$13,004	$27,463

Cash and cash equivalents	$11,531	$25,990
Restricted cash	1,473	1,473
Cash, cash equivalents and restricted cash of continuing operations at end of period	$13,004	$27,463

Supplemental cash flow information:
Cash paid for interest	$3,503	$2,272
Cash paid for income taxes, net of refunds	$2,333	$2,440
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,383
Non-cash increase to paid-in capital as a result of settlement of transactions with former Parent	$—	$36,241
Non-cash decrease to paid-in capital as a result of reverse merger transaction	$—	$132
See accompanying notes to consolidated financial statements.

Appgate, Inc.
Notes to Consolidated Financial Statements

Note 1. Business and Summary of Significant Accounting Policies
Merger with Newtown

On October 12, 2021, Cyxtera Cybersecurity, Inc., a Delaware corporation doing business as AppGate (“Legacy Appgate”), successfully completed its merger (the “Merger”) with a direct, wholly owned subsidiary of Newtown Lane Marketing, Incorporated, a public company incorporated in Delaware (“Newtown”). In connection with the Merger, Legacy Appgate changed its legal name to Appgate Cybersecurity, Inc. and upon closing of the Merger, Newtown changed its name to Appgate, Inc. (“Appgate”, the “Company”, “we”, “us”, or “our”). Appgate’s common stock is now quoted on the OTC Markets under the symbol “APGT”.

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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). All references to “$” or “dollars” are to the currency of the United

Appgate, Inc.
Notes to Consolidated Financial Statements

States (“U.S.”) unless otherwise indicated. We operate on a calendar year basis. References to 2022, for example, refer to our year ended December 31, 2022.
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
Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had cash and cash equivalents and remaining borrowing capacity under the Revolving Credit Facility (as defined in Note 11) of $11.5 million and $3.5 million, respectively, at December 31, 2022, a loss from continuing operations of $80.1 million for the year ended December 31, 2022, and an accumulated deficit of $546.1 million at December 31, 2022. Current economic and market conditions have put pressure on our growth plans. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents and remaining borrowing capacity under the Revolving Credit Facility are not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these audited consolidated financial statements. In an effort to alleviate these conditions, management is currently evaluating various cost reduction and other alternatives and may seek to raise additional funds (in excess of the funds available to the Company under the Revolving Credit Facility) through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The Company implemented two reductions in force in July 2022 and February 2023 as well as several other cost reduction initiatives, but, as of the date of issuance of these audited consolidated financial statements, does not have any additional funding commitment in place. The actual amount that we may be able to raise under these

Appgate, Inc.
Notes to Consolidated Financial Statements

alternatives will depend on market conditions and other factors, as well as limitations under our Note Issuance Agreement and the Revolving Credit Agreement (as defined in Note 11). As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about our ability to continue as a going concern.

Foreign Currency
Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiaries is generally the currency of the economic environment in which a particular subsidiary primarily operates. Accordingly, monetary assets and liabilities of our foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. The effects of translation adjustments are reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are recorded in other expense, net in the consolidated statements of operations. We recognized re-measurement losses of $0.1 million and $0.4 million in 2022 and 2021, respectively.
Financial Instruments and Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable and contract assets. Our cash and cash equivalents and restricted bank deposits are invested with major banks in the United States, Latin America, Europe and Asia. Generally, these investments may be redeemed upon demand, and we believe that the financial institutions that hold our cash deposits are financially sound and, accordingly, subject us to minimal credit risk.
Our trade receivables and contract assets are derived from sales to a diverse set of customers located in the following main geographical regions: United States and Canada (“US&C”); Latin America (“LATAM”); Europe, the Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Concentration of credit risk with respect to trade receivables is mitigated by credit limits, ongoing credit evaluation and account monitoring procedures.
As of December 31, 2022 and 2021, none of our customers (including resellers and managed service providers) comprised more than 10% of our accounts receivable, net.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Restricted Cash
Restricted cash consists of amounts invested in guaranteed investment certificates, which are required as collateral for the Company’s letters of credit.
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
Long-lived assets, such as property and equipment, right-of-use assets and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that these assets are expected to generate. If the total of the future undiscounted cash flows are less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value. No impairment of long-lived assets was recorded during 2022 or 2021.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

Equity-based Compensation
Certain employees of Appgate and its affiliates have received profit-interest units (“PIU”), restricted stock units (“RSUs”) and phantom stock units (“PSUs”). Compensation expense related to these awards is based on the fair value of the underlying units or stock on the grant date. For additional information regarding equity-based compensation, see Note 14 – Profit Interest Units of SIS Holdings LP and Note 15 – Appgate, Inc. 2021 Incentive Compensation Plan.
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred. We recognized advertising expense of $1.2 million and $1.0 million in 2022 and 2021, respectively.
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
Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to unrealized foreign currency gains or losses that are recorded as an element of stockholders’ deficit and are excluded from net loss.

Appgate, Inc.
Notes to Consolidated Financial Statements

(Loss) Income Per Common Share
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact to our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly

Appgate, Inc.
Notes to Consolidated Financial Statements

recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. This standard is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this standard effective January 1, 2023 using the modified retrospective transition method. The adoption of this standard did not have a material impact to our consolidated financial statements.
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

Immediately after giving effect to the Merger and assuming no conversion of the Convertible Senior Notes and no issuance of shares under the 2021 Plan (as defined in Note 15), the holders of Newtown’s common stock as of immediately prior to the closing of the Merger, together with the Advisor, own an aggregate of approximately 11% of the Company’s common stock and SIS Holdings, the sole stockholder of Legacy Appgate as of immediately prior to the closing of the Merger, owns an aggregate of approximately 89% of the Company’s common stock. The accumulated deficit of Newtown was eliminated to reflect the legal capitalization of the combined entity upon the completion of the Merger.

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

Appgate, Inc.
Notes to Consolidated Financial Statements

dilutive equity instruments were exercised with outstanding common stock adjusted accordingly when the conversion of such instruments would be dilutive.
The Company's potential dilutive shares consist of 10,982,805 shares of Appgate’s common stock underlying the Convertible Senior Notes that is convertible at any time at the option of the holders of the Convertible Senior Notes prior to their maturity - see Note 11. These potentially dilutive shares have been excluded from diluted (loss) income per share for 2021 as the effect would be to reduce the net loss per share and have an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same in 2021.
Weighted average shares of common stock outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Merger as if these shares had been outstanding as of the beginning of the earliest period presented.

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	2022	2021	2022	2021
	Continuing operations		Discontinued operations
Numerator:
Net (loss) income attributable to common stockholders - basic	$(30,085)	$(138,842)	$—	$65,714
Add: Effect of mark-to-market adjustment recognized during the period	(58,797)	78,497	—	—
Net (loss) income attributable to common stockholders - diluted	$(88,882)	$(60,345)	$—	$65,714

Denominator:
Weighted-average shares of common stock - basic	131,793,660	39,951,865	131,793,660	39,951,865
Effect from conversion of shares of common stock under the Convertible Senior Notes (Note 11)	10,982,805	10,982,805	10,982,805	10,982,805
Weighted-average shares of common stock - diluted	142,776,465	50,934,670	142,776,465	50,934,670

Basic earnings per share	$(0.23)	$(3.48)	$—	$1.64
Diluted earnings per share	$(0.62)	$(3.48)	$—	$1.64
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

Appgate, Inc.
Notes to Consolidated Financial Statements

Providers waived all fees under the Services Agreement for 2021. The Services Agreement was terminated on July 29, 2021.
Cyxtera Management Inc. Intercompany Master Services Agreement Fee
Also in connection with the formation of Cyxtera in 2017, the Company Group entered into an Intercompany Master Services Agreement (the “Intercompany Master Services Agreement”). Under the Intercompany Master Services Agreement, Cyxtera Management, Inc., a wholly owned subsidiary of Cyxtera (the “Management Company”), agreed to provide certain services to other members of the Company Group from time to time, including financial, accounting, administrative, facilities and other services. No amounts were allocated to Legacy Appgate under the Intercompany Master Services Agreement in 2021. The Intercompany Master Services Agreement was terminated on July 29, 2021.
Cyxtera Management Inc. Transition Services Agreement
Upon consummation of the Cyxtera Spin-Off, Legacy Appgate and the Management Company entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which the Management Company provided certain transition services to us, and we provided certain transition services to the Management Company. The term under the Transition Services Agreement commenced on January 1, 2020 and ended on June 30, 2021. Substantially all of the obligations under the Transition Services Agreement ceased on December 31, 2020. During 2021, the Management Company charged Legacy Appgate $0.1 million for services rendered under the Transition Services Agreement. Costs incurred under the Transition Services Agreement are included in general and administrative expenses in the consolidated statement of operations for 2021. During 2021, Legacy Appgate charged the Management Company $0.1 million of fees for services provided to the Management Company and its affiliates by Legacy Appgate under the Transition Services Agreement. Income for these services is included in other expenses, net in the consolidated statement of operations for 2021.
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
During 2021, we recognized $0.5 million of interest expense on the Promissory Notes.
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
Note 5. Discontinued Operations
As stated in Note 1, on January 20, 2021, Legacy Appgate completed the sale of 100% of the outstanding equity interests of its formerly wholly owned subsidiary, Brainspace, for $125.0 million. We recorded a gain on the sale of

Appgate, Inc.
Notes to Consolidated Financial Statements

Brainspace of $64.6 million. We have classified the results of Brainspace as discontinued operations in our consolidated statement of operations for 2021.
The major items constituting net income attributable to discontinued operations for 2021 are presented below (in thousands):

Revenue	$2,111
Cost of revenue	142
Gross profit	1,969
Operating expenses:
Sales and marketing	240
Research and development	290
Total operating expenses	530
Income from operations	1,439
Gain on the disposal of the discontinued operation	64,621
Income from discontinued operations	66,060
Income tax expense of discontinued operations	(346)
Net income of discontinued operations, net of tax	$65,714
Note 6. Revenue
Disaggregation of Revenue
The following table summarizes our revenue by category (in thousands):

	2022	2021
Subscription revenue:
Multi-year subscription term-based licenses	$12,014	$11,101
1-year subscription term-based licenses	10,024	8,568
Total subscription term-based licenses	22,038	19,669
Subscription SaaS	8,740	10,526
Support and maintenance	3,806	4,140
Total subscription revenue	34,584	34,335
Perpetual licenses	1,650	2,055
Services and other	6,430	6,643
Total	$42,664	$43,033

Appgate, Inc.
Notes to Consolidated Financial Statements

The following table summarizes revenue by main geography in which we operate based on the billing address of customers (including, for the avoidance of doubt, resellers and managed service providers) who have contracted with us (in thousands):

	2022	2021
Revenues by country (a):
United States	$21,668	$20,568
Colombia	5,440	6,735
Other	15,556	15,730
Total	$42,664	$43,033
Revenues by main geography:
US&C	$23,584	$22,694
LATAM	13,846	15,142
EMEA	3,104	2,906
APAC	2,130	2,291
Total	$42,664	$43,033
(a) Only the United States and Colombia represented 10% or more of our total revenue in either period presented.
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
Contract liabilities consist of deferred revenue and include payments received in advance of performance under a customer contract. Such amounts are recognized as revenue over the remaining contractual period. In 2022 and 2021, we recognized revenue of $5.5 million and $6.0 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related year.
We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days to 45 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Unbilled receivables were $10.6 million and $10.1 million as of December 31, 2022 and 2021, respectively.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

Remaining Performance Obligations
The typical contractual term for term-based licenses and support and maintenance is one to three years. Most of our contracts are non-cancelable. However, customers typically have the right to terminate their contracts for cause if we fail to perform and cure within the applicable cure period. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $36.3 million. We expect to recognize 40% of the transaction price over the next 12 months, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	2022	2021
Beginning balance	$4,305	$3,061
Capitalization of contract acquisition costs	6,146	6,193
Amortization of deferred contract acquisition costs	(5,951)	(5,333)
Impacts of foreign currency translation	111	384
Ending balance	$4,611	$4,305

Deferred contract acquisition costs, current	$1,508	$1,319
Deferred contract acquisition costs, noncurrent	$3,103	$2,986
We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize any impairment losses of deferred contract acquisition costs during 2022 or 2021.
Sales commissions accrued but not paid as of December 31, 2022 and 2021 totaled $0.9 million and $1.4 million, respectively, and are included within accrued expenses in the consolidated balance sheets.
Our fulfillment costs are generally not significant.
Note 7. Financial Instruments and Fair Value Measurements
Our financial instruments consist of cash equivalents, accounts receivable, contract assets, accounts payable, accrued expenses, deferred revenue, our debt and an embedded derivative liability. The fair value of cash equivalents, accounts receivable, contract assets, accounts payable, accrued expenses, and deferred revenue approximate their carrying value because of the short-term nature of these instruments.

The carrying value of our Convertible Senior Notes, net of issuance costs was $73.8 million and $73.0 million as of December 31, 2022 and 2021, respectively. The fair value of the Convertible Senior Notes was estimated as $64.6 million and $69.5 million as of December 31, 2022 and 2021, respectively. The fair value was estimated using a discounted cash flow analysis with a yield based on our credit rating.
Recurring Fair Value Measurements

The fair value of the embedded derivative liability was estimated using a “with and without” approach as of December 31, 2022 and 2021:

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

Appgate, Inc.
Notes to Consolidated Financial Statements

The following table summarizes fair value measurements by level at December 31, 2022 and 2021 for instruments measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial liability:
Embedded derivative liability	$—	$—	$19,700	$19,700
December 31, 2021
Financial liability:
Embedded derivative liability	$—	$—	$78,497	$78,497

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis in 2022 and 2021 (in thousands):

	Embedded derivative liability	Total liabilities
Balance at January 1, 2021	$—	$—
Loss included in earnings	78,497	78,497
Balance at December 31, 2021	78,497	78,497
Gain included in earnings	(58,797)	(58,797)
Balance at December 31, 2022	$19,700	$19,700

The loss/gain included in the previous table is reported in our consolidated statements of operations within change in fair value of embedded derivative liability. There were no transfers between fair value measurement levels during 2022 or 2021.
The significant unobservable inputs used in the fair value measurement of our embedded derivative liability at December 31, 2022 and 2021 are a volatility rate of 72.5% and 64.0%, respectively, and a bond yield of 21.78% and 8.85%, respectively. The expected volatility of our equity is estimated based on the historical volatility of our common stock and the remaining term of the Convertible Senior Notes of 1.1 years and 2.1 years at December 31, 2022 and 2021, respectively. We consider those inputs to be significant as changes in any of those inputs in isolation would result in significantly lower (higher) fair value measurement. Generally, a change in our volatility assumption will generate a directionally similar change in the overall value of the instrument, while a change in the bond yield will generate a directionally opposite change in the overall value of the instrument.
Note 8. Balance Sheet Components
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable represent amounts invoiced and due from our customers (including, for the avoidance of doubt, resellers and managed service providers) under our revenue contracts. The activity in the allowance for doubtful accounts was as follows (in thousands):

	2022	2021
Beginning balance	$163	$437
Provision for (Reversal of) allowance for doubtful accounts	857	(95)
Write offs	(952)	(218)
Impacts of foreign currency translation	(16)	39
Ending balance	$52	$163

Appgate, Inc.
Notes to Consolidated Financial Statements

Prepaid and Other Current Assets
Our prepaid and other current assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Prepaid expenses	$2,879	$4,247
Withholding taxes	638	394
Deferred costs	—	1,555
Total	$3,517	$6,196
Property and Equipment, Net
Our property and equipment, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Leasehold improvements	$3,912	$4,225
Equipment and fixtures	4,078	4,233
	7,990	8,458
Less: accumulated depreciation and amortization	(6,373)	(6,343)
Property and equipment, net	$1,617	$2,115
During 2022 and 2021, we recognized depreciation and amortization expense on property and equipment of $0.9 million and $0.7 million, respectively.
Accrued Expenses
Our accrued expenses consisted of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Accrued compensation and benefits	$4,483	$7,967
Accrued interest	3,506	1,316
Accrued services	1,092	1,482
Accrued income taxes	350	415
Accrued other taxes	767	810
Other	42	203
Total	$10,240	$12,193
Note 9. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $71.6 million as of December 31, 2022 and 2021.

Appgate, Inc.
Notes to Consolidated Financial Statements

Intangible Assets, Net
Our acquired intangible assets subject to amortization consist of customer relationships, trademarks and tradenames, and developed technology and were originally acquired by Cyxtera when it acquired the entities that formed Legacy Appgate. The useful lives of the assets were as follows: (i) customer relationships – 7.5 to 17.5 years, (ii) trademarks and tradenames – 8.5 to 14.5 years, and (iii) developed technology – 2.5 to 7.5 years. Acquired intangibles subject to amortization consist of the following as of December 31, 2022 and 2021 (in thousands):

	2022			2021			Weighted average remaining useful life (Years)
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$30,157	$(19,064)	$11,093	$30,157	$(15,706)	$14,451	3.6
Trademarks and tradenames	17,932	(8,826)	9,106	18,732	(8,051)	10,681	8.0
Developed technology	34,279	(28,029)	6,250	38,881	(27,554)	11,327	1.8
Total	$82,368	$(55,919)	$26,449	$87,770	$(51,311)	$36,459
We stopped offering our Compliance Sheriff product. As a result, during 2022, we recorded a loss on abandonment of the related intangible assets (namely, trademarks and tradenames and developed technology) of $1.7 million. Other than the loss on abandonment, the main changes in the carrying amount of each major class of intangible assets during 2022 was amortization, and to a lesser extent, foreign currency translation. The main changes in the carrying amount of each major class of intangible assets during 2021 was amortization, and to a lesser extent, foreign currency translation.
We recorded amortization expense on intangible assets of $8.4 million and $9.2 million in 2022 and 2021, respectively. Amortization expense for all intangible assets, except our developed technology, was recorded within depreciation and amortization expense in the consolidated statements of operations. Amortization expense for our developed technology was recorded within cost of revenue in the consolidated statements of operations.
Future amortization expense of intangible assets is as follows (in thousands) for the years ending:

2023	$7,941
2024	7,377
2025	4,224
2026	2,297
2027	1,140
Thereafter	3,470
Total	$26,449
Impairment Tests
We perform annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. No impairment was recorded during 2022 or 2021.
Note 10. Leases
We lease office space and certain colocation space under non-cancelable operating lease agreements. We also leased certain equipment under finance lease arrangements that expired in November 2021.

Appgate, Inc.
Notes to Consolidated Financial Statements

Operating Leases
The following is a summary of our operating lease costs for 2022 and 2021 (in thousands):

	2022	2021
Operating lease cost	$896	$1,120
Short-term lease cost	317	68
Variable lease cost	68	76
Total operating lease costs	$1,281	$1,264
The following table presents information about leases on our consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Operating lease right-of-use assets	$1,679	$2,497
Operating lease liabilities, current	$619	$798
Operating lease liabilities, noncurrent	$1,261	$1,891
At December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 3.5 years and 6.52%, respectively. At December 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 4.0 years and 6.39%, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.9 million and $1.0 million for 2022 and 2021, respectively.
Right-of-use assets obtained in exchange for lease obligations was $1.4 million for 2021 (none for 2022).
Maturities of operating lease liabilities consisted of the following as of December 31, 2022 (in thousands):

For the years ending:
2023	$623
2024	556
2025	528
2026	356
2027	27
Total future minimum lease payments	2,090
Less: Imputed interest	(210)
Total	$1,880
Note 11. Debt
Our debt consists of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Revolving Credit Facility	$46,500	$—
Principal amount of Convertible Senior Notes	75,000	75,000
Unamortized debt issuance costs	(1,231)	(2,032)
Net carrying amount	73,769	72,968
Total debt	$120,269	$72,968

Appgate, Inc.
Notes to Consolidated Financial Statements

Interest expense, net was as follows (in thousands):

	2022	2021
Interest expense on Revolving Credit Facility	$1,944	$—
Interest expense on Convertible Senior Notes	3,750	2,497
Amortization of debt issuance costs	802	180
Interest on Promissory Notes (Note 4)	—	472
Other, net	(53)	41
Total interest expense, net	$6,443	$3,190
Interest accrued but not paid as of December 31, 2022 and 2021 totaled $3.5 million and $1.3 million, respectively, and is included within accrued expenses in the audited consolidated balance sheets.

Revolving Credit Facility
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). This indebtedness is contractually subordinated to the Convertible Senior Notes and matures on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more and (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement is subject to customary terms, covenants and conditions. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. During the year ended December 31, 2022, we borrowed $46.5 million under the Revolving Credit Facility, all of which remained outstanding as of December 31, 2022.

Convertible Senior Notes
On February 9, 2021, Legacy Appgate issued $50.0 million in aggregate principal amount of convertible senior notes due 2024 (the “Initial Convertible Senior Notes”) to various funds managed by Magnetar Financial LLC (“Magnetar”). In connection with the closing of the Merger, Legacy Appgate issued an additional $25.0 million in aggregate principal balance in convertible notes to various funds managed by Magnetar (the “Additional Convertible Senior Notes” and together with the Initial Convertible Senior Notes and any PIK Notes (as defined below), the “Convertible Senior Notes”). The Convertible Senior Notes are subject to the terms and conditions of the note issuance agreement among Legacy Appgate, Legacy Appgate’s wholly owned domestic subsidiaries and Magnetar, the representative of the noteholders (the “Note Issuance Agreement”), and the note purchase agreement among Legacy Appgate and the lender parties thereto (the “Note Purchase Agreement”). Capitalized terms not otherwise defined in this Note 11 have the meanings ascribed to them in the Note Issuance Agreement.
We received net proceeds of $72.8 million from the issuance of the Initial Convertible Senior Notes and Additional Convertible Senior Notes, after deducting fees and expenses of $2.2 million. We recorded these fees and expenses as debt issuance costs that will be amortized over the term of the Convertible Senior Notes.
The Convertible Senior Notes are senior, unsecured obligations of Legacy Appgate, and the payment of the principal and interest is unconditionally guaranteed, jointly and severally by Legacy Appgate’s U.S. subsidiaries and, as of the closing of the Merger, also by Appgate. The Convertible Senior Notes will mature on February 9, 2024, unless earlier converted, redeemed, or repurchased.
Interest on the Convertible Senior Notes is payable either entirely in cash or entirely in kind (“PIK Interest”), or a combination of cash and PIK Interest at our discretion. The Convertible Senior Notes bear interest at the annual rate of 5% with respect to interest payments made in cash and 5.50% with respect to PIK Interest, with interest payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2021. Additional notes (“PIK Notes”) to be issued for PIK Interest will have the same terms and conditions as the Convertible Senior Notes. The Note Issuance Agreement

Appgate, Inc.
Notes to Consolidated Financial Statements

includes certain affirmative and financial covenants we are required to satisfy (as further described below). We were in compliance with all covenants as of December 31, 2022.
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
Other key terms of the Convertible Senior Notes, as of December 31, 2022, follow:
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
Repurchase Upon a Change of Control. Upon the occurrence of a Change of Control, each holder of Convertible Senior Notes shall have the option to require Legacy Appgate to repurchase for cash all or any portion of such Convertible Senior Notes, at a repurchase price equal to 102% of the principal amount thereof, plus accrued and unpaid interest thereon, subject to and in accordance with the terms of the Note Issuance Agreement.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2022, the carrying amount of this embedded derivative included in our consolidated balance sheet was $19.7 million. The fair value of this derivative is estimated using Level 3 inputs in the fair value hierarchy on a recurring basis. Refer to Note 7 – Financial Instruments and Fair Value Measurements. Based on the estimated value of the derivative at December 31, 2022, if the noteholders were to exercise the conversion feature, they would not receive any excess over the aggregate principal amount on the Convertible Senior Notes.
Note 12. Commitments and Contingencies
Letters of Credit
As of December 31, 2022, we had $1.5 million in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee a subsidiary’s performance under contracts with customers and as a guarantee under the Company’s corporate credit card line. As of December 31, 2022, no amounts had been drawn on any of these irrevocable stand-by letters of credit.
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services, such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of December 31, 2022, we had outstanding non-cancelable purchase obligations with terms of 12 months or longer aggregating $2.2 million.

Appgate, Inc.
Notes to Consolidated Financial Statements

Legal Contingencies
We may be subject to legal proceedings and litigation arising from time to time. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. We periodically evaluate developments in our legal matters that could affect the amount of liability that we accrue, if any, and adjust, as appropriate. Until the final resolution of any such matter for which we may be required to record a liability, there may be a loss exposure in excess of the liability recorded and such amount could be significant. We expense legal fees as incurred. As of December 31, 2022 and 2021, the Company was not a party to, and the Company is not currently party to, any litigation that would have a material adverse effect on the Company’s consolidated financial statements.
Note 13. Stockholders’ Deficit
As of December 31, 2022, our authorized share capital consists of 1,000,000 shares of preferred stock and 270,000,000 shares of capital stock designated as common stock. As of December 31, 2022, we had 131,793,660 shares of common stock issued and outstanding. We do not have any shares of preferred stock issued and outstanding. As described in Note 2, on October 12, 2021, the Merger was consummated. In accordance with applicable guidance, the equity structure of Appgate has been restated in all comparative periods up to the closing date of the Merger to reflect the number of shares of Appgate’s common stock, $0.001 par value per share, issued to Legacy Appgate’s sole shareholder in connection with the Merger. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Appgate common stock prior to the Merger have been retroactively restated to reflect the new equity structure of Appgate post-merger.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
The following summary shows the activity in PIU awards granted by SIS Holdings to employees of Appgate (or a subsidiary thereof):

	Number of units	Weighted- average grant date fair value
Outstanding at December 31, 2020	253,384	$87.12
Forfeited	(3,348)	(85.94)
Outstanding at December 31, 2021	250,036	87.14
Forfeited	(625)	(104.69)
Outstanding at December 31, 2022	249,411	$87.10
Equity-based compensation costs with respect to PIU awards granted under the SIS Holdings Plan totaled $0.3 million and $3.5 million for 2022 and 2021, respectively. These amounts are included in the following captions in the consolidated statements of operations (in thousands):

	2022	2021
Cost of revenue	$62	$504
Sales and marketing	263	1,844
Research and development	—	359
General and administrative	—	753
Total	$325	$3,460
No related income tax benefit was recognized as of 2022 or 2021.
As of December 31, 2022, total equity-based compensation costs related to 402 unvested Class B units not yet recognized totaled $42 thousand, which is expected to be recognized over a weighted-average period of 0.25 years.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

During the year ended December 31, 2022, our Board of Directors (or a designee thereof) approved certain grants of long-term incentive awards to executives, employees, officers and consultants of the Company (or a subsidiary thereof). Such grants were given as RSUs and PSUs. Awards of RSUs were given as time-based awards and/or performance-based awards under the 2021 Plan. All PSUs were given as performance-based awards. The vesting of the performance-based awards is dependent upon certain conditions, including service and/or performance conditions as defined in the grants. Our Executive Chairman and Chairman of our Board of Directors received a time-based award, the “Chairman Award”, which entitled him to receive a specific number of shares of the Company’s common stock on the vesting date. Such Chairman Award originally vested no later than December 31, 2022 but was cancelled on December 23, 2022. The fair value of RSUs and PSUs granted is determined using the fair value of the Company’s common stock on the date of the grant.

The following table summarizes nonvested RSUs and PSUs activity for the year ended December 31, 2022:

	RSUs				PSUs
	Time-vested		Performance-vested		Performance-vested
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2021	—	$—	—	$—	—	$—
Granted	1,102,217	13.00	4,436,129	13.14	58,519	13.17
Vested	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(107,748)	13.00	(1,433)	13.00
Nonvested at March 31, 2022	1,102,217	13.00	4,328,381	13.14	57,086	13.17
Granted	—	0.00	192,869	12.81	5,145	11.14
Vested	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(97,974)	13.15	(4,661)	12.86
Nonvested at June 30, 2022	1,102,217	13.00	4,423,276	13.13	57,570	13.02
Granted	—	0.00	5,455,744	7.21	528	7.50
Vested	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(647,606)	13.45	(6,293)	13.26
Nonvested at September 30, 2022	1,102,217	13.00	9,231,414	9.62	51,805	12.91
Granted	—	0.00	1,318	2.61	—	0.00
Vested	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(22,552)	10.48	(1,927)	13.00
Cancelled	(1,102,217)	13.00	—	—	—	—
Nonvested at December 31, 2022	—	$—	9,210,180	$13.29	49,878	$13.07

For the year ended December 31, 2022, we recognized $14.3 million of equity-based compensation expense related to the 2021 Plan. This amount is included in general and administrative expenses in the consolidated statement of operations.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

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
Note 17. 401(k) Savings Plan
Effective January 1, 2021, Legacy Appgate’s U.S. employees became eligible to participate in the Appgate Cybersecurity Inc. 401(k) Savings Plan (the “401(k) Plan”), a defined contribution benefit plan sponsored by Legacy Appgate. Under the 401(k) Plan, the Company (or a subsidiary thereof) makes matching contributions equal to 100% of an employee’s salary deferral that does not exceed 1% of the employee’s compensation plus 50% of the salary deferral between 1% and 6% of the employee’s compensation.
During 2022 and 2021, we made matching contributions to the 401(k) Plan of $1.1 million and $0.7 million, respectively. These amounts are included in the following captions in the consolidated statements of operations (in thousands):

	2022	2021
Cost of revenue	$167	$106
Sales and marketing	650	469
Research and development	106	57
General and administrative	157	115
Total	$1,080	$747
Note 18. Income Taxes
The amounts of loss from continuing operations before income taxes was as follows (in thousands):

	2022	2021
United States	$(28,820)	$(137,102)
Foreign	494	656
Total	$(28,326)	$(136,446)

Appgate, Inc.
Notes to Consolidated Financial Statements

The income tax expense from continuing operations for 2022 and 2021 consisted of the following (in thousands):

	2022	2021
Current:
Federal	$—	$—
State	373	24
Foreign	1,976	2,467
Total current income tax expense	2,349	2,491
Deferred:
Federal	—	—
State	—	—
Foreign	(590)	(95)
Total deferred income tax benefit	(590)	(95)
Income tax expense	$1,759	$2,396
The effective tax rates for 2022 and 2021 were (6.2)% and (1.8)%, respectively. An income tax reconciliation between the U.S. Federal statutory tax rate of 21% for each of 2022 and 2021 and the effective tax rate is as follows (in thousands):

	2022		2021
Income tax at U.S. Federal statutory income tax rate	$(5,949)	21.0%	$(28,654)	21.0%
State and local taxes, net of Federal income tax benefit	(1,006)	3.6%	(1,469)	1.1%
Valuation allowance	16,890	(59.6)%	14,072	(10.3)%
Change in fair value of embedded derivative liability	(12,347)	43.6%	16,484	(12.1)%
Share-based compensation write-off (Note 14)	3,015	(10.6)%	—	0.0%
Nondeductible expenses	102	(0.4)%	730	(0.5)%
Taxes of foreign operations at rates different than U.S. Federal statutory income tax rate	1,126	(4.0)%	1,936	(1.5)%
Deferred adjustments	(69)	0.2%	—	0.0%
Other	(3)	0.0%	(703)	0.5%
Total	$1,759	(6.2)%	$2,396	(1.8)%
The effective tax rate for 2022 differs from the U.S. Federal income tax rate of 21% primarily due to changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, share-based compensation write-off, and foreign withholding taxes. The effective tax rate for 2021 differs from the U.S. Federal income tax rate of 21% primarily due to changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, state taxes, and foreign withholding taxes.
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

Appgate, Inc.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consists of the following (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$56,303	$44,158
Accrued expenses	417	1,270
Allowance for doubtful accounts	13	34
163(j) Interest expense limitation and carryforward	1,398	—
Section 174 costs	2,221	—
Total deferred tax assets	60,352	45,462
Deferred tax liabilities:
Property and equipment	(205)	(289)
Deferred revenue	(416)	(955)
Intangible assets	(5,008)	(6,907)
Deferred contract acquisition costs	(1,078)	(922)
Total deferred tax liabilities	(6,707)	(9,073)
Valuation allowance	(52,311)	(35,526)
Deferred income tax asset, net	$1,334	$863
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
As of December 31, 2022, we had U.S. Federal NOL carryforwards of $233.2 million generated in tax years 2002 through 2022, of which $22.9 million will expire in 2035, $22.8 million will expire in 2036, $27.2 million will expire in 2037, and $160.3 million will carry forward indefinitely. We have state NOL carryforwards of $107.3 million generated in tax years 2007 through 2021. The state NOL carryforwards of $72.7 million will expire from 2023 to 2042 and $34.6 million will carry forward indefinitely. Additionally, we have foreign NOL carry forwards of $6.0 million generated from tax years 2006 through 2016, of which $6.0 million will carry forward indefinitely.
In addition to the NOL carryforwards discussed above, as a result of past acquisitions and the Merger, we have an additional $12.9 million of federal NOL carryforwards. Management has not concluded on the realizability of these NOLs or whether they may be limited by Internal Revenue Code Section 382 or 383. Accordingly, to reflect that a more likely than not determination has not been made, a deferred tax asset has not been recorded as of December 31, 2022.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, frequency and severity of current and cumulative losses, duration of statutory carryforward periods, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance against a portion of the Company’s deferred tax assets. As of December 31, 2022, we have recorded a valuation allowance of $52.3 million for the portion of the deferred tax asset that did not meet the more-likely-than-not realization criteria. We increased the valuation allowance on our net deferred taxes by $16.8 million during 2022.
We are subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2022, we were no longer subject to examination by the Internal Revenue Service for tax years prior to 2018 and generally not subject to examination by state tax authorities for tax years prior to 2017. With few exceptions, we are no longer subject to foreign examinations by tax authorities for tax years prior to 2019. Tax authorities may review the utilization of our NOL carryforwards beyond these dates. All material withholding tax returns and income tax returns have been timely filed.

Appgate, Inc.
Notes to Consolidated Financial Statements

We do not have any unrecorded unrecognized tax positions (“UTPs”) as of December 31, 2022. While we currently do not have any UTPs, it is foreseeable that the calculation of our tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, we would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from an entity’s estimate of the potential liability. In accordance with ASC 740, we would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. If any, we recognize and include interest and penalties accrued on uncertain tax positions as a component of income tax expense.
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
Our long-lived assets consist of property and equipment and operating lease right-of-use assets, which are summarized by geographic area as follows (in thousands):

	2022				2021
	United States	Sweden	Other	Total	United States	Sweden	Other	Total
Property and equipment, net	$1,344	$138	$135	$1,617	$1,690	$152	$273	$2,115
Operating lease right-of-use assets	974	479	226	1,679	1,528	632	337	2,497
Total	$2,318	$617	$361	$3,296	$3,218	$784	$610	$4,612
Only the United States and Sweden represented 10% or more of our total long-lived assets as of December 31, 2022 and 2021.

Refer to Note 6 – Revenue, for information on revenue by geography.
Note 20. Related Party Transactions
Commercial Related Person Transactions with Cyxtera
Three members of our Board of Directors also, as of February 27, 2023, serve on the board of directors of Cyxtera and, as of March 23, 2022, SIS Holdings owned approximately 61.5% of Cyxtera’s outstanding common stock. Our most significant related party relationships and transactions are with Cyxtera, the Management Company, SIS Holdings and certain of the equity owners of SIS Holdings. Those relationships and transactions are described in Notes 1 and 4. In addition, Legacy Appgate maintains a number of ordinary course commercial relationships, both as a customer and service provider, with Cyxtera.
For instance, in 2022 and 2021, Cyxtera purchased certain cybersecurity products and services from Legacy Appgate, including licenses for Legacy Appgate cybersecurity software and training. During each of 2022 and 2021, Legacy Appgate charged Cyxtera $0.2 million for those products and services and recognized revenue from these licenses in the same amounts. As of December 31, 2022, Legacy Appgate had receivables from Cyxtera (and/or its subsidiaries) for $4 thousand under these agreements. There were no open receivables from Cyxtera (and/or its subsidiaries) as of December 31, 2021.
During 2022 and 2021, Cyxtera provided Legacy Appgate certain data center colocation and CXD services. During 2022 and 2021, Cyxtera charged Legacy Appgate $0.5 million and $0.3 million, respectively, for those services. As of December 31, 2022 and 2021, Legacy Appgate had payables to Cyxtera (and/or its subsidiaries) for $0.1 million and $9 thousand, respectively, under these agreements.

Appgate, Inc.
Notes to Consolidated Financial Statements

Transactions with Director Affiliated Companies

Two members of our Board of Directors are also, as of February 27, 2023, members of the board of directors of Chewy, Inc. (“Chewy”), an American online retailer of pet food and other pet-related products. During 2022 and 2021, Legacy Appgate charged Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) $0.5 million and $0.4 million, respectively, and recognized revenue in the same amounts, under contracts by Legacy Appgate or a channel partner for certain cybersecurity products provided to Chewy. There were no open receivables from Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) as of December 31, 2022 and 2021.

One current member of our Board of Directors serves, as of February 27, 2023, on the board of directors of PetSmart, Inc. (“PetSmart”). During 2022, Legacy Appgate charged PetSmart $0.1 million and recognized revenue in the same amount from its contract with PetSmart. There were no open receivables from PetSmart as of December 31, 2022. The agreement with PetSmart was executed in 2022, and as such, no charges or revenue were recognized under such agreement in prior periods.
Other Related Party Transactions

CenturyLink Communications, LLC (“CenturyLink”), an approximate 10.4% owner of SIS Holdings and, as a result, an indirect beneficial owner of the Company, is a reseller of certain of our products and services. During 2022 and 2021, Legacy Appgate charged CenturyLink $0.9 million and $0.8 million, respectively, under contracts for certain cybersecurity products provided by Legacy Appgate to CenturyLink for resale by CenturyLink to end users. During 2022 and 2021, Legacy Appgate recognized $1.0 million and $0.6 million, respectively, as revenue from these contracts. As of December 31, 2022 and 2021, we had receivables from CenturyLink for $0.1 million and $0.6 million, respectively, under these agreements.
Note 21. Subsequent Events
Reduction in Force

On February 2, 2023, we substantially completed a reduction in force (the “February Reduction”) of approximately 8% of our workforce. In connection with the February Reduction, we incurred approximately $0.5 million of costs and expenses, primarily comprising severance and termination-related costs, which we recognized in the first quarter of 2023.

Appgate, Inc. 2021 Incentive Compensation Plan
As of March 28, 2023, there were no time-based RSUs, 8,134,965 performance-based RSUs, and 47,585 performance-based PSUs issued and outstanding to participants under the 2021 Plan, which performance-based RSUs and performance-based PSUs were subject to certain vesting criteria. As of March 28, 2023, none of the awards had vested.
Waiver to Note Purchase Agreement and Registration Rights Agreement
As of January 24, 2023, the Company, Legacy Appgate, the holders of the Convertible Senior Notes (the “Noteholders”) and Magnetar, as representative of the Noteholders (the “Representative”), entered into a Waiver to Note Purchase Agreement and Registration Rights Agreement (the “Waiver”).

The Waiver (a) waives certain registration rights of the Noteholders under that certain Registration Rights Agreement (as amended), dated as of February 8, 2021 entered into by and among Legacy Appgate and the Noteholders, and (b) certain rights of the Noteholders under the Note Purchase Agreement, in each case, until April 30, 2023.
Revolving Credit Facility

On January 31, 2023, we borrowed an additional $2.0 million under the Revolving Credit Facility, and as of March 31, 2023, we had an aggregate of $48.5 million in borrowings outstanding under the Revolving Credit Facility.

Appgate, Inc.
Notes to Consolidated Financial Statements

PIK Notes

On February 1, 2023, Legacy Appgate issued approximately $2.1 million in PIK Notes with respect to a single interest payment date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements, related notes and other information included in this Annual Report. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on management’s estimates and assumptions. Other financial information presented in the Annual Report is derived from the consolidated financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 as required by Section 404 of the Sarbanes-Oxley Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective at the reasonable level of assurance as a result of the material weaknesses discussed below.

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

In connection with the material weaknesses previously identified and discussed above, the Company continues to undertake a number of procedures and continues to institute a number of controls to help ensure the proper collection, evaluation and disclosure of the information included in the Company’s SEC reports and will implement additional analytical tools and verification procedures to address such material weaknesses. We have engaged outside consultants to assist in these efforts.

In connection with the preparation of the restatement of our financial statements for the years ended December 31, 2021 and 2020, and the interim periods ended March 31, 2022 and June 30, 2022, our management identified the following additional material weaknesses in internal control over financial reporting:

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

4.We did not design and maintain effective controls related to the evaluation of our awards under our 2021 Plan. This material weakness resulted in the material error in our reported equity-based compensation expense and additional paid-in capital, and the related financial statement disclosures in our unaudited condensed consolidated financial statements as of and for the three and six months ended March 31, 2022 and June 30, 2022. For further information with respect to this error, see Note 1 to the unaudited condensed consolidated financial statements for the three months ended March 31, 2022 included in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and Note 1 to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 included in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Compensatory Arrangements of Certain Officers
In connection with Mr. Taddeo’s appointment as Chief Executive Officer and President, on March 28, 2023, Mr. Taddeo and the Company entered into an employment agreement (the “Taddeo Employment Agreement”), which sets forth the terms and conditions of his employment and is effective as of January 4, 2023.

Pursuant to the Taddeo Employment Agreement, Mr. Taddeo serves as our Chief Executive Officer and President and is entitled to an annual base salary of $325,000 and is eligible to participate in the Company’s annual incentive program with a target annual bonus opportunity of 50% of his annual base salary of $300,000 with respect to calendar year 2022 and 60% of his annual base salary with respect to calendar year 2023 and thereafter. The Taddeo Employment Agreement may be terminated by either party at any time, provided that Mr. Taddeo is required to give the Company at least 45 days advance notice of termination.

In the event Mr. Taddeo resigns for “Good Reason” or the Company terminates his employment without “Cause” (each as defined in the Taddeo Employment Agreement) in either case outside of the Change in Control Period (as defined in the Taddeo Employment Agreement), he is entitled to receive the following payments and benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in the Company’s favor and continued compliance with the restrictive covenants contained in the Taddeo Employment Agreement: (i) an amount of cash equal to 12 months of his then-current annual base salary, payable in the form of salary continuation in regular installments, in accordance with our normal payroll practices, over a period of 12 months from the termination date, and (ii) reimbursement for his healthcare insurance premiums for a period of up to 12 months.

In the event of Mr. Taddeo’s termination due to his death or disability, in addition to accrued obligations, he or his estate, as applicable, shall be entitled to receive a prorated portion of his annual bonus, based on actual performance, for the fiscal year in which the termination occurs. Such bonus shall be paid in the following fiscal year as soon as practicable after the completion of the audited financial statements for the year in which the termination or resignation occurs, but not later than 45 days after the completion of such audited financial statements. In addition, under the Taddeo Employment Agreement, Mr. Taddeo’s outstanding awards under 2021 Plan will vest in a pro-rata amount up to the date of termination, subject to applicable terms and conditions set forth in the Taddeo Employment Agreement related to any performance awards that are outstanding at such time. Mr. Taddeo shall also receive any accrued annual bonus amounts with respect to the year prior to the year in which the termination occurs, to the extent unpaid at such time, paid as soon as practicable after the completion of the audited financial statements for the year prior to the year in which the termination occurs, but not later than 45 days after the completion of such audited financial statements.

In the event Mr. Taddeo resigns for “Good Reason” or we terminate his employment without “Cause” in either case during the Change in Control Period, he is entitled to receive the following payments and benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in our favor and continued compliance with the restrictive covenants contained in the Taddeo Employment Agreement: (i) an amount of cash equal to the sum of (a) 12 months of his then-current annual base salary and (b) his target bonus, (ii) an amount of cash equal to a prorated portion of his annual bonus, based on actual performance, for the fiscal year in which the termination occurs, (iii) an amount equal to 12 months multiplied by the total applicable monthly premium cost for continued healthcare insurance, and (iv) an amount equal to any accrued annual bonus amounts with respect to the year prior to the year in which the termination occurs, to the extent unpaid at such time, each payable in a lump sum payment within thirty (30) days following his separation from the Company. In addition, under the Taddeo Employment Agreement, 100% of Mr. Taddeo’s outstanding awards under the 2021 Plan will vest, subject to applicable terms and conditions set forth in the Taddeo Employment Agreement related to any performance awards that are outstanding at such time.

The Taddeo Employment Agreement contains a non-disclosure covenant, a mutual non disparagement covenant and non-competition, customer non-solicitation, and employee non-solicitation covenants.

The foregoing description of the Taddeo Employment Agreement is qualified in its entirety by reference to the full text of the Taddeo Employment Agreement, a copy of which is filed as Exhibit 10.15 to this Annual Report, and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers, Directors and Director Nominees

The table below lists our directors and executive officers along with each person’s age as of the date of this Annual Report and any other position that such person holds.

Name	Age	Position
Executive Officers:
Leo Taddeo	57	Chief Executive Officer, President and Director
Manuel D. Medina	70	Executive Chairman and Chairman of the Board
Rene A. Rodriguez	46	Chief Financial Officer
Jeremy M. Dale	37	General Counsel and Secretary

Non-Employee Directors:
Jonathan J. Ledecky	65	Director
Fahim Ahmed	44	Director
Benjamin Phillips	37	Director
Lisa Sibenac	42	Director

Executive Officers

Leo Taddeo was appointed as the Chief Executive Officer, President and a Director of the Company on January 4, 2023. Prior to that, Mr. Taddeo served as Chief Information Security Officer of the Company and President of Appgate Federal, a wholly-owned subsidiary of the Company, positions he had held since February 2022. Previously, Mr. Taddeo was Chief Information Security Officer and President of Cyxtera Federal Group, a wholly-owned subsidiary of Cyxtera Technologies, Inc., a data center company and Legacy Appgate’s former parent company, from January 2019 to February 2022, and Chief Information Security Officer of Cyxtera Technologies, Inc. from May 2017 to January 2019. From 1995 to 2015, Mr. Taddeo served as a Special Agent with the Federal Bureau of Investigation, including most recently as the Special Agent in Charge of the Cyber/Special Operations Division, the top FBI executive in New York City in charge of investigating cyber-attacks against private and government networks. Mr. Taddeo received his B.S. in Applied Physics from Rensselaer Polytechnic Institute and J.D. from St. John’s University. Mr. Taddeo’s qualifications to serve on the Board include his familiarity with the Company’s business and operations, as well as his leadership, management and technology experience, particularly in the Company’s industry.

Manuel D. Medina was appointed as the Executive Chairman and Chairman of the Board at Closing. Prior to the Closing, Mr. Medina served as Executive Chairman of Legacy Appgate, a wholly-owned subsidiary of the Company, a position he held since January 2020. Prior to that, Mr. Medina was Executive Chairman of Cyxtera Technologies, Inc., a data center company and Legacy Appgate’s former parent company, from January 2020 to August 2021, Chief Executive Officer from May 2017 to December 2019 and President from May 2017 to February 2018. Mr. Medina is also the Founder and Managing Partner of Medina Capital, a private equity investment firm that he founded in 2012. Mr. Medina has more than 30 years of experience as a highly successful businessman and entrepreneur in the IT infrastructure and cybersecurity industries. Mr. Medina was the Founder, Chairman of the Board and CEO of Terremark Worldwide, Inc. (“Terremark”) until April of 2011, when Terremark was acquired by Verizon Communications Inc. (NYSE: VZ). Under his leadership, Terremark distinguished itself as a leading global provider of managed IT infrastructure services for Fortune 500 enterprises and federal government agencies. At Terremark, Mr. Medina brought his vision to deliver a comprehensive set of best-of-breed IT infrastructure services from purpose-built, carrier-neutral data center facilities to fruition. Mr. Medina is also the founder and chairman of the board of eMerge Americas, the premier B2B technology event connecting the U.S., Latin America, and Europe. Mr. Medina currently serves on the board of Cyxtera Technologies, Inc. (Nasdaq: CYXT). He received his B.S. in Accounting from Florida Atlantic University. Mr. Medina’s qualifications to serve on the Board include his extensive business and entrepreneurial experience in the technology sector, as well as his strong executive leadership experience and in-depth knowledge of Appgate.

Rene A. Rodriguez was appointed as the Chief Financial Officer of the Company at Closing. Prior to the Closing, Mr. Rodriguez served as Chief Financial Officer of Legacy Appgate, a wholly-owned subsidiary of the Company, a position he held since March 2020. Previously, Mr. Rodriguez was Chief Financial Officer of Cyxtera Technologies, Inc., a data center company and Legacy Appgate’s former parent company, from May 2017 to January 2020. Mr. Rodriguez has also been the Chief Financial Officer and a partner of Medina Capital, a private equity investment firm, since July 2011. Before that, Mr. Rodriguez served as VP of Financial Planning and Corporate Controller of Terremark, a publicly traded data center company that was sold in 2011, where Mr. Rodriguez was responsible for accounting, financial and regulatory reporting, compliance, cash management, mergers and acquisitions and integration. Mr. Rodriguez has more than 20 years of experience as a finance executive with expertise in managing financial operations, capital markets, investor relations, financial analysis, and mergers and acquisitions. He received his B.B.A. in Accounting from the University of Notre Dame and his MBA in Finance from the University of Miami.

Jeremy M. Dale was appointed as the General Counsel and Secretary of the Company at Closing. Prior to the Closing, Mr. Dale served as General Counsel and Secretary of Legacy Appgate, a wholly-owned subsidiary of the Company, a position he held since January 2020. Previously, Mr. Dale was Associate General Counsel of Cyxtera Technologies, Inc., a data center company and Legacy Appgate’s former parent company, from May 2017 to January 2020, and Associate General Counsel of 3Cinteractive from July 2014 to April 2017. Prior to that, Mr. Dale was a corporate and securities associate at Greenberg Traurig, LLP from September 2010 to June 2014. He received his B.S. in Finance, B.A. in Economics, and M.S. in Finance from the University of Florida, and his Juris Doctorate from the University of Virginia.

Non-Employee Directors

Jonathan J. Ledecky has served as a Director of the Company since October 2015. Mr. Ledecky previously served as the Company’s president from October 2015 through the Closing, where he resigned upon Closing. Mr. Ledecky has been a co-owner of the National Hockey League’s (“NHL”) New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund, LLC, a private investment management fund, since March 1999. He served as the President and Chief Operating Officer of Northern Star Acquisition Corp. from September 2020 until it consummated an initial business combination with Barkbox, Inc., an omnichannel brand serving dogs across the four key categories of play, food, health and home, in June 2021 (NYSE: BARK). He continued to serve as a director of the company (now Bark, Inc.) from such date until November 2022. Since November 2020, he has served as the President, Chief Operating Officer and a director of each of Northern Star Investment Corp. II (NYSE: NSTB), Northern Star Investment Corp. III (NYSE: NSTC) and Northern Star Investment Corp. IV (NSTD). Since October 2020, he has also served as Chairman of the Board of Pivotal Investment Corporation III (NYSE: PICC). Each of the foregoing companies is a blank check company that is currently searching for an initial business combination. From July 2019 to December 2020, he was also the Chief Executive Officer and Chairman of the Board of Directors of Pivotal Investment Corporation II (NYSE: PIC), a blank check company that consummated an initial business combination with Spruce Power (previously XL Fleet) (NYSE: SPRU), which is a leading owner and operator of distributed solar energy assets across the United States. He has continued to serve as a director of Spruce Power since its merger. From August 2018 to December 2019, he served as Chairman and Chief Executive Officer of Pivotal Acquisition Corp. (NYSE: PVT), a blank check company that consummated an initial business combination with KLDiscovery Inc., a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals, in December 2019. Mr. Ledecky continued to serve as a member of the board of KLDiscovery from its merger until June 2021. Mr. Ledecky previously founded U.S. Office Products, one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. Mr. Ledecky was also previously vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the National Basketball Association, NHL and Women’s National Basketball Association. He has served as a trustee of George Washington University and the U.S. Olympic and Paralympic Foundation, director of the U.S. Chamber of Commerce, and as a commissioner on the National Commission on Entrepreneurship. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and an M.B.A. from the Harvard Business School in 1983. We believe Mr. Ledecky’s qualifications to serve on the Board include his extensive executive leadership and business and entrepreneurial experience, including experience in the technology sector.

Fahim Ahmed was appointed as a Director of the Company at Closing. Mr. Ahmed currently serves as Partner and Chief Operating Officer of BC Partners and is a member of the Management Committee of BC Partners. BC Partners is a leading international investment firm that specializes in the investment of assets under management in private equity. Before joining BC Partners in 2006, from 2004 to 2006 and from 2000 to 2002, Mr. Ahmed served as a consultant of the Boston Consulting Group. Mr. Ahmed currently serves on the boards of Chewy, Inc. (NYSE: CHWY), an online pet retailer company, Cyxtera Technologies, Inc. (Nasdaq: CYXT), a data center company, Presidio Inc., an IT solutions provider, and PetSmart, Inc., a specialty pet retailer. Mr. Ahmed previously served as a director of Suddenlink Communications, and was involved in investments in Office Depot, Inc., Intelsat S.A., Dometic Corporation, and Foxtons. Mr. Ahmed holds a Master of Philosophy degree in economics from Oxford University, where he was a Rhodes Scholar, and a B.A. from Harvard

University. Mr. Ahmed’s qualifications to serve on the Board include his outside board experience as a director of public and private entities, his extensive finance expertise and his in-depth knowledge of the technology sector.

Benjamin Phillips was appointed as a Director of the Company on May 10, 2022. Mr. Phillips currently serves as a Managing Director of BC Partners, a leading international investment firm that specializes in private equity, where he covers the Technology, Media and Telecommunications sector. Before joining BC Partners in 2018, Mr. Phillips served as a Principal of Hill Path Capital, an alternative asset manager investing in debt and equity of private and publicly traded companies, where he was a founding member in 2015. Mr. Phillips currently serves on the boards of Cyxtera Technologies, Inc. (Nasdaq: CYTX), a data center company, GardaWorld Security Corporation, a private security firm, and Madison Logic, an account based marketing company. Mr. Phillips holds a B.A. from Washington University in St. Louis and an MBA from Harvard Business School. Mr. Phillips’ qualifications to serve on the Board include his outside board experience, extensive finance expertise and in-depth knowledge of the technology sector.

Lisa Sibenac was appointed as a director of the Company on May 10, 2022. Ms. Sibenac currently serves as a Managing Director at BC Partners, a leading international investment firm that specializes in private equity, in Portfolio Operations. Ms. Sibenac has also served on the board of directors of Chewy Inc. (NYSE: CHWY), an online pet retailer company, since 2019. Before joining BC Partners in 2017, from 2012 to 2017, Ms. Sibenac served in various management positions at Amazon, Inc., and, from 2003 to 2010, she served in technical and commercial leadership roles at Lockheed Martin Corporation. Ms. Sibenac holds a Bachelor of Science degree in mechanical engineering from the University of Notre Dame and an MBA from Harvard Business School. Ms. Sibenac’s individual qualifications and background as a director include her knowledge of business operations and technology and public company board experience.

Family Relationships

There are no family relationships between any of our officers or directors.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Currently, our Board of Directors is composed of six directors. Currently, our A&R Bylaws set forth the procedures by which our stockholders may recommend nominees to the Board of Directors.

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

In accordance with the term of our A&R Charter and A&R Bylaws, the Board is divided into three classes, each serving staggered, three-year terms:

•our Class I directors are Manuel D. Medina and Benjamin Phillips, and their terms will expire at the annual meeting of stockholders to be held in 2025;
•our Class II directors are Fahim Ahmed and Leo Taddeo, and their terms will expire at the annual meeting of stockholders to be held in 2023; and
•our Class III directors are Jonathan J. Ledecky and Lisa Sibenac, and their terms will expire at the annual meeting of stockholders to be held in 2024.

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

Director Independence

Our Board of Directors undertook a review of the independence of our directors and considered whether any director had a material relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our Board of Directors has affirmatively determined that each of Fahim Ahmed, Benjamin Phillips and Lisa Sibenac is an “independent director,” as defined under the rules of both Nasdaq and the NYSE. In making these determinations, our Board of Directors considered the current and prior relationships that each director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described in Item 13 of this Annual Report titled “Certain Relationships and Related Transactions, and Director Independence.”

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

Based solely upon our review of copies of filings or written representations from the reporting persons, we believe that all reports for our executive officers and directors and persons who beneficially own more than 10% of our common stock that were required to be filed under Section 16(a) of the Exchange Act during the year ended December 31, 2022 were filed on a timely basis.

Item 11. Executive Compensation
Overview
This section discusses the material components of our executive compensation program for our named executive officers (“Named Executive Officers”) during our fiscal years ended December 31, 2022 and December 31, 2021. As a “smaller reporting company,” we are required to provide executive compensation information for the following individuals: (i) all individuals who served as the Company’s principal executive officer (“PEO”), during the last completed fiscal year, regardless of compensation; (ii) the two most highly compensated executive officers (other than the PEO) who were serving as executive officers of the Company at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iii) up to two additional persons who served as executive officers (other than as the PEO) during the last completed fiscal year but were not serving in that capacity at the end of the fiscal year if their total compensation is higher than any of the other two Named Executive Officers in the preceding group.

In 2022, our Named Executive Officers and their positions were as follows:

• Barry Field, our former Chief Executive Officer;

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

Summary Compensation Table
The following table sets out the compensation for the Named Executive Officers for the years ended December 31, 2022 and 2021:

Name and Principal Position	Fiscal Year	Salary (US$)(1)	Bonus (US$)(2)	Stock Awards (US$)(3)	All Other Compensation (US$)(4)	Total Compensation (US$)
Barry Field, former Chief Executive Officer	2022	410,000	—	16,159,884	5,851	16,575,735
	2021	402,308	503,000	—	5,247	910,555
Manuel D. Medina, Executive Chairman	2022	200,000	45,000	14,328,821	257,128	14,830,949
	2021	200,000	120,000	—	179,569	499,569
Rene A. Rodriguez, Chief Financial Officer	2022	295,000	66,375	6,297,117	5,254	6,663,746
	2021	279,615	247,000	—	2,722	529,337
(1)Salary amounts represent actual amount of base salary paid to each Named Executive Officer in the applicable year.
(2) Bonus amounts for 2021 and 2022 represent the actual amount of cash bonuses earned during 2021 and 2022, as applicable, under Legacy Appgate’s or the Company’s, as applicable, annual bonus program. 2021 bonuses were paid to the Named Executive Officers in cash in the first half of 2022. Bonus amounts for 2021 for Messrs. Field and Rodriguez also include special bonuses of $175,000 and $70,000, respectively, awarded in 2021 in recognition of the completion of the sale of Brainspace. 2022 bonuses are expected to be paid to the Named Executive Officers in cash in the first half of 2023.
(3) Represents the aggregate grant date fair value of restricted stock units (“RSUs”) granted to each Named Executive Officer, calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 15 to our audited consolidated financial statements included in this Annual Report. On December 23, 2022, Mr. Medina and the Company entered into an agreement pursuant to which all of Mr. Medina’s RSUs were terminated. Mr. Medina did not receive any compensation from the Company in connection with such termination of his RSUs.

(4) Amounts represent matching contributions paid in the applicable year to 401(k) retirement savings plans and the dollar value of premiums paid in the applicable year for life and disability insurance. In the case of Mr. Medina for 2021, this column includes $80,662 paid by Legacy Appgate for Mr. Medina’s personal assistant and $98,289 paid by Legacy Appgate for Mr. Medina’s personal driver. In the case of Mr. Medina for 2022, this column includes $113,313 paid or, with respect to bonuses relating to calendar year 2022, payable, by the Company for Mr. Medina’s personal assistant and $144,171 paid or, with respect to bonuses relating to calendar year 2022, payable, by the Company for Mr. Medina’s personal driver. For Messrs. Field and Rodriguez, the amount for 2021 includes a $50 gift card purchased by Legacy Appgate for all employees except Mr. Medina.
Narrative to the Summary Compensation Table
Cyxtera Spin-Off Transaction
Prior to December 31, 2019, Legacy Appgate was a wholly-owned subsidiary of Cyxtera. On December 31, 2019, Cyxtera completed the Cyxtera Spin-Off of Legacy Appgate into a separate, standalone company. On October 12, 2021, Legacy Appgate became a wholly-owned subsidiary of the Company in connection with the Merger. For 2021 and 2022, amounts disclosed in the Summary Compensation Table include all compensation paid to our Named Executive Officers by Legacy Appgate or the Company, as applicable. Amounts disclosed for 2021 and 2022 do not include any compensation paid to the Named Executive Officers by Cyxtera and its affiliates, as Legacy Appgate was no longer a subsidiary of Cyxtera.

Base Salaries
We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our Named Executive Officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. For 2021 until October 12, 2021, the annual base salaries of our Named Executive Officers were: $400,000 for Mr. Field; $200,000 for Mr. Medina and $275,000 for Mr. Rodriguez. Effective October 12, 2021 for the remainder of 2021 and all of 2022, the annual base salaries of our Named Executive Officers were: $410,000 for Mr. Field; $200,000 for Mr. Medina and $295,000 for Mr. Rodriguez.

Annual Bonus/Non-Equity Incentive Plan Compensation

During fiscal years 2021 and 2022, our Named Executive Officers were eligible to earn a cash bonus under Legacy Appgate’s or the Company’s, as applicable, annual bonus program based upon achievement of both corporate and individual goals determined by the Board of Directors based on a target percentage of annual base salary. For 2021 and 2022, the bonus targets as a percentage of base salaries were 80% for Mr. Field and 60% for Messrs. Medina and Rodriguez. The actual amounts of cash bonuses earned under Legacy Appgate’s annual bonus program for 2021 were 100% of their bonus targets, totaling $328,000 for Mr. Field, $120,000 for Mr. Medina, and $177,000 for Mr. Rodriguez. The cash bonuses for 2021 were paid during the first half of 2022. For Mr. Field, the actual amount of cash bonus earned under the Company’s annual bonus program for 2022 was $0. For Messrs. Medina and Rodriguez, the actual amounts of cash bonuses earned under the Company’s annual bonus program for 2022 were 37.5% of their bonus targets, totaling $45,000 for Mr. Medina and $66,375 for Mr. Rodriguez. The cash bonuses for 2022 are expected to be paid during the first half of 2023.

Equity-Based Compensation
None of the Company’s Named Executive Officers received awards or grants of equity or equity-based compensation during 2021. Each of the Company’s Named Executive Officers received grants of RSUs under the 2021 Plan during 2022. See “Equity-Based Compensation - 2022 Special RSUs and Year-One RSUs” and “Equity-Based Compensation - Additional 2022 RSUs” below for details regarding such grants.
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

Subject to satisfaction of the Vesting Event (as defined below), the first grant of restricted stock units (the “Special RSUs”) for Messrs. Field and Rodriguez vest 25% on January 1, 2022 and 6.25% thereafter on the first day of each calendar quarter starting on April 1, 2022. Subject to satisfaction of the Vesting Event, the second grant of restricted stock units (the “Year-One RSUs”) for Messrs. Field and Rodriguez vest 25% on January 1, 2023 and 6.25% thereafter on the first day of each calendar quarter starting on April 1, 2023. In each case, however, vesting will not be effective until the earliest to occur of (a) the listing of the Company’s Common Stock on either Nasdaq or the NYSE and (b) a Change in Control as defined in the 2021 Plan (the “Vesting Event”). Any restricted stock units that would have otherwise vested prior to the Vesting Event, but did not vest because the Vesting Event had not occurred as of such time, shall, immediately be vested on the date of the Vesting Event (and the date of such Vesting Event shall be deemed the vesting date for such restricted stock units) regardless of whether Mr. Field or Rodriguez was in continuous service with the Company as of the date of the Vesting Event.

Subject to satisfaction of the Medina Vesting Event (as defined below), Mr. Medina’s Special RSUs would have vested 100% on January 1, 2022; provided, however, that vesting would not have become effective until the earliest to occur of (a) the listing of the Company’s Common Stock on either Nasdaq or the NYSE, (b) a Change in Control as defined in the 2021 Plan and (c) December 31, 2022 (the first to occur of (a), (b) or (c), the “Medina Vesting Event”). Any restricted stock units that would have otherwise become vested prior to the Medina Vesting Event, but did not vest because the Medina Vesting Event had not occurred as of such time, would have, immediately vested on the date of the Medina Vesting Event (and the date of such Medina Vesting Event would have been deemed the vesting date for such restricted stock units) regardless of whether Mr. Medina was in continuous service with the Company as of the date of the Medina Vesting Event. However, on December 23, 2022, Mr. Medina and the Company entered into an agreement pursuant to which all of Mr. Medina’s Special RSUs were terminated before any such vesting had occurred.

The following table sets forth the total Special RSUs and Year-One RSUs awarded to Messrs. Medina, Field and Rodriguez:

Name and Title	Special RSUs	Year-One RSUs
Manuel D. Medina, Executive Chairman	1,102,217(1)	N/A
Barry Field, former Chief Executive Officer	461,278	395,381
Rene A. Rodriguez, Chief Financial Officer	131,794	131,794

(1) As described above, on December 23, 2022, Mr. Medina and the Company entered into an agreement pursuant to which all of Mr. Medina’s Special RSUs were terminated. Mr. Medina did not receive any compensation from the Company in connection with such termination of his RSUs.

Additional 2022 RSUs

On August 8, 2022, the Board approved the grant of long-term incentive awards to Messrs. Field and Rodriguez under the 2021 Plan. Such long-term incentive awards included one grant of RSUs, each with a grant date of August 8, 2022. Upon vesting, the RSUs will settle in shares of the Company’s common stock.

Subject to satisfaction of the Vesting Event (as defined above), the RSUs (the “Additional 2022 RSUs”) for Messrs. Field and Rodriguez vest 25% on January 1, 2023 and 6.25% thereafter on the first day of each calendar quarter starting on April 1, 2023. However, vesting will not be effective until the Vesting Event. In the event the Vesting Event does not occur within three (3) years of August 8, 2022, the Additional 2022 RSUs shall be forfeited immediately following such three (3) year period. Subject to the immediately preceding sentence, any Additional 2022 RSUs that would have otherwise vested prior to the Vesting Event, but did not vest because the Vesting Event had not occurred as of such time, shall immediately be vested on the date of the Vesting Event (and the date of such Vesting Event shall be deemed the vesting date for such Additional 2022 RSUs) regardless of whether Mr. Field or Rodriguez was in continuous service with the Company as of the date of the Vesting Event.

The following table sets forth the total Additional 2022 RSUs awarded to Messrs. Field and Rodriguez:

Name and Title	Additional 2022 RSUs
Barry Field, former Chief Executive Officer	691,917
Rene A. Rodriguez, Chief Financial Officer	395,382

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
Retirement Plans

Effective January 1, 2021, Legacy Appgate established a 401(k) retirement savings plan for its U.S. employees, and the Company’s Named Executive Officers were eligible to participate in the 401(k) plan in 2021 and 2022 on the same terms as other full-time employees. Under this plan, Legacy Appgate provides employer matching contributions equal to 100% of the first 1% of eligible compensation contributed by employees and 50% of the next 5% of eligible compensation contributed by employees.

The Company does not maintain, sponsor, contribute to or otherwise have any liability with respect to any single or multiemployer defined benefit pension plan or nonqualified deferred compensation plan.
Employee Benefits

Effective January 1, 2021, Legacy Appgate established its own employee benefit plans and programs. For 2021 and 2022, the Named Executive Officers were eligible to participate in such employee benefit plans and programs to the same extent as the Company’s other full-time employees, subject to the terms and eligibility requirements of those plans.
Outstanding Equity Awards at 2022 Fiscal Year-End
Messrs. Field and Rodriguez held RSUs in the Company as of December 31, 2022 and Messrs. Field, Medina and Rodriguez held PIUs in SIS Holdings as of December 31, 2022. The following table summarizes the number of outstanding

RSUs in the Company held by Messrs. Field and Rodriguez at 2022 fiscal year-end and the number of outstanding PIUs in SIS Holdings held by Messrs. Field, Medina and Rodriguez at 2022 fiscal year-end.

		Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option exercise price ($)	Option expiration date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)(3)
Barry Field	5/1/2017	62,500	—	—	—	—
	1/1/2022	—	—	—	856,659	5,568,284
	8/8/2022	—	—	—	691,917	4,497,461
Manuel D. Medina	5/1/2017	184,197	—	—	—	—
Rene A. Rodriguez	5/1/2017	31,875	—	—	—	—
	1/1/2022	—	—	—	263,588	1,713,322
	8/8/2022	—	—	—	395,382	2,569,983
(1)    The outstanding PIUs are most similar to option awards in that they share in equity value appreciation from and after the date of grant. However, they do not have an exercise price or an expiration date.
(2)    The market value of unvested stock awards is based on the closing market price of our common stock on December 30, 2022 of $6.50.
(3)    Of the 856,659 RSUs granted to Mr. Field and 263,588 RSUs granted to Mr. Rodriguez on January 1, 2022, (a) 461,278 and 131,794, respectively, were the Special RSUs granted to Mr. Field and Mr. Rodriguez, respectively, and (b) 395,381 and 131,794, respectively, were the Year-One RSUs granted to Mr. Field and Mr. Rodriguez, respectively, with each such grant vesting and being subject to the Vesting Event as more fully described above under “2022 Special RSUs and Year-One RSUs”. All of the 691,917 RSUs granted to Mr. Field and 395,382 RSUs granted to Mr. Rodriguez on August 8, 2022 are considered the Additional 2022 RSUs which vest and are subject to the Vesting Event as more fully described above under “Additional 2022 RSUs”.
Other Elements of Compensation
Employment Agreements
On October 12, 2021, the Company entered into employment agreements with each of Messrs. Field and Rodriguez, each effective upon Closing. Mr. Medina entered into an employment agreement with Legacy Appgate effective as of January 1, 2020. On October 12, 2021, Mr. Medina’s employment agreement was amended and assigned by Legacy Appgate to the Company. On January 4, 2023, the Company entered into a separation agreement and release (the “Separation Agreement”) with Mr. Field.
The following discussion contains a summary of the terms of the Named Executive Officer employment agreements and the Separation Agreement.
Field Employment Agreement and Separation Agreement
The Company entered into an employment agreement with Mr. Field on October 12, 2021, which set forth the terms and conditions of his employment (the “Field Agreement”). Pursuant to the Field Agreement, Mr. Field served as our Chief Executive Officer and was entitled to an annual base salary of $410,000 and eligible to participate in the Company’s annual incentive program with a target annual bonus opportunity of 80% of his annual base salary.
The Field Agreement contained a non-disclosure covenant, a mutual non disparagement covenant and non-competition, customer non-solicitation, and employee non-solicitation covenants.

On January 4, 2023, Mr. Field tendered his resignation as both a director and as the Company’s Chief Executive Officer, with such resignation becoming effective on such date. In connection with Mr. Field’s resignation, on January 4, 2023, the

Company and Mr. Field entered into the Separation Agreement, pursuant to which Mr. Field is entitled to the following benefits: (a) a cash severance payment equal to Mr. Field’s annual base salary and corresponding one-year target bonus, paid ratably over a twelve month period following January 4, 2023 (the “Field Separation Period”), for a total gross amount equal to $738,000; (b) payment of Mr. Field’s premiums for continued health benefits provided under COBRA for the Field Separation Period; and (c) payment of Mr. Field’s annual bonus, if any, for the fiscal year 2022 and his employment period during the fiscal year 2023, at the same time the applicable bonus payments are paid in the ordinary course to actively employed senior executives in accordance with the terms of the Separation Agreement. The Separation Agreement additionally includes a customary general release of claims by Mr. Field in favor of the Company and certain related persons and parties.
The foregoing description of the Field Agreement and the Separation Agreement is qualified in its entirety by reference to the full text of the Field Agreement and the Separation Agreement, copies of which are filed as Exhibits 10.11 and 10.16, respectively, to this Annual Report, and incorporated herein by reference.
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
In the event Mr. Medina resigns for “Good Reason” or the Company terminates his employment without “Cause” (each as defined in the Medina Agreement), in either case during the period beginning ninety (90) days prior to and ending on the first (1st) anniversary of the effective date of a Change in Control (as defined in the 2021 Plan) (the “Change in Control Period”), he is entitled to receive the following payments and benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in the Company’s favor and continued compliance with the restrictive covenants contained in the Medina Agreement: (i) an amount of cash equal to the sum of (a) 12 months of his then-current annual base salary and (b) his target bonus, payable in the form of salary continuation in regular installments, in accordance with our normal payroll practices, over a period of 12 months from the termination date, (ii) an amount of cash equal to a prorated portion of his annual bonus, based on actual performance, for the fiscal year in which the termination or resignation occurs, paid when bonuses for such fiscal year are paid in the ordinary course to actively employed senior executives of the Company (but in no event later than the date that is two and half months into the following fiscal year), (iii) reimbursement for his healthcare insurance premiums for a period of up to 12 months and (iv) any accrued annual bonus amounts with respect to the year prior to the year in which the termination occurs, to the extent unpaid at such time, paid as soon as practicable after the end of the year for which it is earned (and, in all events, prior to the later of (i) date that is two and a half months after the end of the year for which it is earned or (ii) 30 days after the completion of the audited financial statements for such year but not later than 120 days after the end of the year).
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
The foregoing description of the Medina Agreement is qualified in its entirety by reference to the full text of the Medina Agreement, a copy of which is filed as Exhibit 10.10 to this Annual Report, and incorporated herein by reference.
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
The foregoing description of the Rodriguez Agreement is qualified in its entirety by reference to the full text of the Rodriguez Agreement, a copy of which is filed as Exhibit 10.12 to this Annual Report, and incorporated herein by reference.
Director Compensation
Fiscal Year 2022
The following individuals served on the Company’s board in 2022:

• Fahim Ahmed, Director

• Barry Field, former Director and Chief Executive Officer

• Jonathan J. Ledecky, Director

• Manuel D. Medina, Chairman of the Board and Executive Chairman

• Raymond Svider, former Director

• Benjamin Phillips, Director

• Lisa Sibenac, Director

As Named Executive Officers of the Company, information regarding the compensation for Messrs. Field and Medina for their services as executive officers in 2022 is set forth in the section titled “Summary Compensation Table” above. Messrs. Field and Medina did not receive additional compensation for their service as a director.

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our directors for services rendered to us during the last fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fahim Ahmed(1)	—	—	—	—	—	—	—
Jonathan J. Ledecky(1)	—	—	—	—	—	—	—
Raymond Svider(1)	—	—	—	—	—	—	—
Benjamin Phillips(1)	—	—	—	—	—	—	—
Lisa Sibenac(1)	—	—	—	—	—	—	—
Barry Field(2)	—	—	—	—	—	—	—
Manuel D. Medina(2)	—	—	—	—	—	—	—

(1)Messrs. Ahmed, Ledecky, Svider, Phillips and Sibenac did not receive any compensation for their service as directors of the Company for 2022. Mr. Svider resigned from the Board effective May 10, 2022.
(2)Messrs. Field and Medina are Named Executive Officers of the Company for 2022. The table does not include compensation paid to them in connection with their services as executive officers. Messrs. Field and Medina did not receive additional compensation for their service as directors in 2022. As Named Executive Officers of the Company, information regarding compensation for Messrs. Field and Medina for their services as executive officers in 2022 is set forth in the section titled “Summary Compensation Table” above. On January 4, 2023, Mr. Field resigned as an executive officer and from the Board.
Compensation of Current Company Directors
None of the Company’s current directors receive any compensation for their service as directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to us regarding beneficial ownership of common stock as of March 24, 2023 by:
•each person known by us to be the beneficial owner of more than 5% of outstanding common stock;
•each of our executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity in the table below, all shares subject to options, warrants and restricted stock units held by such person or entity were deemed outstanding if such securities are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of March 24, 2023. These shares were not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

The beneficial ownership of our common stock is based on 131,793,660 shares of our common stock outstanding as of March 24, 2023.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all shares of common stock beneficially owned by him.

Name and Address of Beneficial Owner(1)	Number of shares of common stock	Percent of class
Directors and Executive Officers
Manuel D. Medina(2)	117,149,920	88.9%
Jonathan J. Ledecky(3)	9,290,803	7.0%
Fahim Ahmed	—	—
Leo Taddeo	—	—
Benjamin Phillips	—	—
Lisa Sibenac
Rene A. Rodriguez	—	—
Jeremy M. Dale	—	—

All Directors and Executive Officers as a Group (8 individuals)	126,440,723	95.9%

Five Percent Holders:
SIS Holdings LP(4)	117,149,920	88.9%
Ironbound Partners Fund, LLC(3)	9,290,803	7.0%
Entities affiliated Magnetar Financial LLC(5)	11,284,833	7.9%
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
(3) Represents 9,290,803 shares held by Ironbound. Jonathan J. Ledecky, the Company’s former president and a current director, controls Ironbound and therefore is the beneficial owner of the shares held by this entity. The business address of Ironbound is c/o Graubard Miller, 405 Lexington Avenue, 44th Floor, New York, NY 10174.
(4) SIS Holdings is the record holder of 117,149,920 shares of common stock. The general partner of SIS Holdings is SIS GP, which is managed by a board of directors, a majority of which is appointed by BCEC - SIS Holdings L.P. (“BC Partners”). The general partners of BC Partners are CIE Management IX Limited and BCEC Management X Limited, which are controlled by their boards of directors, which are appointed by BC Partners Group Holdings Limited, which is a majority-owned subsidiary of BC Partners Holdings Limited, which is controlled by Lee Clark, Karen Jamieson and Mark Rodliffe. As a result, each of the foregoing entities may be deemed to share voting and investment power over the shares of Common Stock held by SIS Holdings, but each disclaims beneficial ownership of such securities, except to the extent of their pecuniary interest, if any, therein. The business address of SIS Holdings and SIS GP is 2333 Ponce De Leon Boulevard, Suite 900, Coral Gables, Florida 33134. The business address of BC Partners Holdings Ltd. and BC Partners Group Holdings Ltd. is West Wing, Floor 2, Trafalgar Court, Les Banques, St. Peter, Port Guernsey GY1 4LY. The business address of BC Partners, BCEC Management X Ltd. and CIE Management IX Ltd. is Arnold House P.O. Box 273, St. Julian’s Avenue, St. Peter, Port Guernsey GY1 3RD.
(5) Represents 11,284,833 shares of common stock underlying the Convertible Senior Notes held by certain investors affiliated with Magnetar Financial, LLC (the “Magnetar Investors”) that is convertible at any time at the option of the Magnetar Investors prior to the maturity of the Convertible Senior Notes. The business address of the Magnetar Investors is c/o Magnetar Financial LLC, 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 with respect to our common stock that may be issued under the 2021 Plan.

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first column)
Equity Compensation Plans Approved by Shareholders(1)	9,260,058	N/A	1,762,112
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
Total	9,260,058	N/A	1,762,112
(1) The 2021 Plan, which was approved by our stockholders on October 12, 2021, authorizes the granting of awards in any of the following forms: options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards and cash incentive awards. Comprised of 9,210,180 RSUs and 49,878 PSUs, which PSUs settle, if at all, in cash.

See “Executive Compensation - Narrative to the Summary Compensation Table - Equity Based Compensation” above for a description of the 2021 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Person Transactions
In addition to the compensation arrangements with directors and executive officers described under “Executive Compensation”, the following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:
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

Service Provider Fee
In connection with the formation of Cyxtera in 2017, certain equity owners of SIS Holdings and/or affiliates thereof (collectively, the “Service Providers”) entered into a Services Agreement (the “Services Agreement”), dated May 1, 2017, with Cyxtera and all of Cyxtera’s subsidiaries and controlled affiliates as of such date, including Legacy Appgate (collectively, the “Company Group”). The Service Providers include BC Partners, Inc. (“BC Partners”), Medina Capital Advisors, LLC (“MCA”), LDEF Series B-1 LLC — Series 17 (“LDEF”) and Star Series LLC — Series 38 (“Star” and,

together with LDEF, “Longview”). Raymond Svider, who served as an Appgate director from the Closing through May 10, 2022, and Fahim Ahmed, who serves as an Appgate director, also serve as partners of BC Partners. In addition, Benjamin Phillips and Lisa Sibenac, who have served as Appgate directors since May 10, 2022 are employed by BC Partners. BC Partners indirectly owns an approximately 62.2% equity interest in SIS Holdings. MCA is indirectly owned and controlled by Manuel D. Medina, Appgate’s Executive Chairman and Chairman of the Board, and is an affiliate of Medina Capital Partners, LP (“Medina Capital”), which indirectly owns an approximately 20.9% equity interest in SIS Holdings. In addition, (i) Barry Field, who served as Appgate’s Chief Executive Officer and as a director until January 4, 2023, is a partner at Medina Capital and (ii) Rene A. Rodriguez, who serves as Appgate’s Chief Financial Officer, is the Chief Financial Officer and partner at Medina Capital. Longview owns an approximately 5.7% equity interest in SIS Holdings.
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

Intercompany Master Services Agreement Fee
In connection with the formation of Cyxtera in 2017, the Company Group entered into the Intercompany Master Services Agreement. Under the Intercompany Master Services Agreement, Cyxtera Management, Inc., a wholly-owned subsidiary of Cyxtera (the “Management Company”), agreed to provide certain services to the other members of the Company Group from time to time, including financial, accounting, administrative, facilities and other services. No amounts were allocated to Legacy Appgate under the Intercompany Master Services Agreement in 2021. The Intercompany Master Services Agreement was terminated on July 29, 2021.

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

Merger Registration Rights Agreement

On October 12, 2021, in connection with, and as a condition to, the Closing, Newtown Lane entered into a registration rights agreement (the “Merger Registration Rights Agreement”) with SIS Holdings and Ironbound Partners Fund, LLC, the owner of the majority of the outstanding common stock of Newtown Lane prior to the Closing (“Ironbound,” and together with SIS Holdings, the “Holders”), and, solely with respect to Section 3.1 of the Merger Registration Rights Agreement, Medina Capital Fund II — SIS Holdco, LP. Pursuant to the Merger Registration Rights Agreement, the Holders have the right to require us to file one or more registration statements with the SEC for the sale of our common stock held by the holders, subject to certain exceptions. The Company is obligated to use its commercially reasonable efforts to have a resale “shelf” registration statement declared effective with the SEC by February 9, 2022 (or May 10, 2022 if the SEC notifies the Company that it will “review” the registration statement). The Company will also be required to facilitate “takedown” offerings from the shelf upon demand by the Holders, provided that (i) the Company is eligible to use Form S-3 and (ii) the offering (x) has an anticipated offering price, net of the underwriters’ discount, in excess of $50.0 million or (y) constitutes the total aggregate registrable securities then held by all the Holders. The Holders may also require the Company to file an S-1 or S-3 registration statement for any registrable securities not included in the aforementioned “shelf” registration statement, provided the offering (i) has an anticipated offering price, net of the underwriters’ discount, in excess of $50.0 million or (ii) constitutes the total aggregate registrable securities then held by all the Holders. All holders of registrable securities party to the Merger Registration Rights Agreement are entitled to certain “piggyback” registration rights in subsequent offerings. Such holders are entitled to notice of a registered offering by the Company or by stockholders other than the Holders and to have their shares included on a pro rata basis. The Merger Registration Rights Agreement also provides that the Company will pay certain expenses of the Holders relating to the registrations and indemnify them against certain liabilities which may arise under the Securities Act and other federal or state securities laws.

On March 12, 2022, the Holders agreed to waive their registration rights under the Merger Registration Rights Agreement until the earlier of (i) ten (10) business days after the Company becomes eligible to register the Holders’ shares of the Company’s common stock with the SEC on Form S-3 and (ii) October 31, 2022. On October 30, 2022, the Holders agreed to further waive their registration rights under the Merger Registration Rights Agreement until January 31, 2024 (such date, the “Extension Date”), provided, that, SIS Holdings reserved the right to revoke such waiver and reinstate all such waived rights (on behalf of all of the Holders) upon at least ninety (90) days’ advance written notice to the Company. Notwithstanding any provision in the Merger Registration Rights Agreement to the contrary, all time periods set forth in the Merger Registration Rights Agreement relating to the effectiveness of an initial shelf registration statement shall commence on the earlier to occur of (a) the Extension Date and (b) the 90th day following the date on which the Company receives a notice of revocation referenced in the immediately preceding sentence.

Commercial Related Person Transactions with Cyxtera
Appgate maintains a number of ordinary course commercial relationships, both as a customer and service provider, with Cyxtera. For instance, in 2021 and 2022, Cyxtera purchased certain cybersecurity products and services from Legacy Appgate, including licenses for Legacy Appgate cybersecurity software and training. For each of 2021 and 2022, Legacy Appgate charged Cyxtera $0.2 million for those products and services. In 2021 and 2022, Cyxtera provided Legacy Appgate certain data center colocation and CXD services. For 2021 and 2022, Cyxtera charged Legacy Appgate $0.3 million and $0.5 million, respectively, for those services. Messrs. Phillips, Ahmed and Medina serve, as of February 27, 2023, on the boards of directors of the Company and Cyxtera and, as of March 23, 2022, SIS Holdings owned approximately 61.5% of Cyxtera’s outstanding common stock.

Related Party Transactions with SIS Holdings

Revolving Credit Facility
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”). This indebtedness is contractually subordinated to the Convertible Senior Notes and matures on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more and (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement is subject to customary terms, covenants and conditions. All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. As of December 31, 2022, we had $46.5 million in aggregate principal amount of debt outstanding under the Revolving Credit Facility.

Director Related Party Transactions

Transactions with Director Affiliated Companies

Messrs. Ahmed and Sibenac, who serve as directors of the Company, are also, as of February 27, 2023, members of the board of directors of Chewy, Inc. (“Chewy”), an American online retailer of pet food and other pet-related products. Mr. Ahmed, who serves as a director of the Company is also, as of February 27, 2023, a member of the board of directors of PetSmart, Inc. (“PetSmart”). During 2021 and 2022, Legacy Appgate charged Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) $0.4 million and $0.5 million, respectively, under contracts by Legacy Appgate or a channel partner for certain cybersecurity products provided to Chewy. During 2022, Legacy Appgate charged PetSmart $0.1 million under its contract with PetSmart.

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

Other Related Party Transactions
CenturyLink Communications, LLC (“CenturyLink”), an approximate 10.4% owner of SIS Holdings and, as a result, an indirect beneficial owner of the Company, is a reseller of certain of Legacy Appgate’s products and services. During 2021 and 2022, Legacy Appgate charged CenturyLink $0.8 million and $0.9 million, respectively, under contracts for certain cybersecurity products provided by Legacy Appgate to CenturyLink for resale by CenturyLink to end users.

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
Item 14. Principal Accountant Fees and Services

Audit Fees:

With respect to the years ended December 31, 2021 and December 31, 2022, we were billed $1,177,300 and $1,091,500, respectively, by BDO USA, LLP, our independent registered public accountants, for professional services rendered for the audits of our annual financial statements and review of financial statements included in our reports with the SEC.

Prior to the Merger, Liggett & Webb P.A. (“Liggett & Webb”) served as Newtown Lane’s independent registered public accounting firm. During the year ended December 31, 2021, Newtown Lane was billed $14,000 by Liggett & Webb for professional services rendered for the audits of Newtown Lane’s annual financial statements and review of financial statements included in its reports with the SEC.

Audit-Related Fees:

We were not billed audit-related fees by BDO USA, LLP during the years ended December 31, 2022 or 2021.

During the year ended December 31, 2021, Newtown Lane was billed $1,876 by Liggett & Webb for professional services rendered for work performed in connection with registration statements and other regulatory filings and the issuance of consent related thereto.

Tax Fees:

We were not billed tax fees by BDO USA, LLP during the years ended December 31, 2022 or 2021.

Newtown Lane was not billed tax fees by Liggett & Webb during the year ended December 31, 2021.

All Other Fees:

We were not billed other fees by BDO USA, LLP during the years ended December 31, 2022 or 2021.

Newtown Lane was not billed other fees by Liggett & Webb during the year ended December 31, 2021.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. For periods prior to the Merger, all fees of Liggett & Webb set forth above were approved by Newtown Lane’s board of directors. Following the Merger, all fees of BDO USA, LLP set forth above were approved by the Company’s Board of Directors.

PART IV
Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Reorganization, dated as of February 8, 2021, by and among Newtown Lane, Merger Sub and Legacy Appgate	8-K	2.1	2/9/2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	10/15/2021
3.2	Amended and Restated Bylaws	8-K	3.2	10/15/2021
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	3/31/2022
10.1	Registration Rights Agreement, dated as of October 12, 2021 by and among Newtown Lane, SIS Holdings, Ironbound and, solely with respect to Section 3.1 thereof, Medina Capital Fund II – SIS Holdco, LP	8-K	10.1	10/15/2021
10.2	Note Purchase Agreement, dated as of February 8, 2021, by and among Legacy Appgate and the lenders named on the Schedule of Lenders attached thereto	8-K	10.5	10/15/2021
10.3	Note Issuance Agreement, dated as of February 8, 2021, by and among Legacy Appgate, the Guarantors and Magnetar	8-K	10.6	10/15/2021
10.4	Amendment to Note Purchase Agreement and Note Issuance Agreement and Waiver to Note Purchase Agreement and Registration Rights Agreement, dated as of February 9, 2022, by and among Appgate, Legacy Appgate, the holders of Convertible Senior Notes and Magnetar	8-K	10.1	2/15/2022
10.5	Supplemental Agreement, dated as of October 12, 2021, by and between Newtown Lane, Legacy Appgate and Magnetar Financial, LLC as representative of the Holders	8-K	10.7	10/15/2021
10.6	Lease dated November 19, 2021 between DGE Alhambra, LP and Appgate Cybersecurity, Inc.	S-1	10.18	1/28/2022
10.7	Registration Rights Agreement, dated as of February 8, 2021, by and among Legacy Appgate and the investors named therein	8-K	10.8	10/15/2021
10.8	Form of Director and Officer Indemnification Agreement	8-K	10.9	10/15/2021
10.9#	2021 Incentive Compensation Plan	8-K	10.11	10/15/2021
10.10#	Amended and Restated Employment Agreement dated October 12, 2021 among Legacy Appgate, the Company and Manuel D. Medina	8-K	10.12	10/15/2021
10.11#	Employment Agreement dated October 12, 2021 between the Company and Barry Field	8-K	10.13	10/15/2021
10.12#	Employment Agreement dated October 12, 2021 between the Company and Rene A. Rodriguez	8-K	10.14	10/15/2021
10.13#	Employment Agreement dated October 12, 2021 between the Company and Jawahar Sivasankaran	8-K	10.15	10/15/2021
10.14#	Employment Agreement dated October 12, 2021 between the Company and Jeremy M. Dale	8-K	10.16	10/15/2021
10.15#	Employment Agreement dated March 28, 2023 between the Company and Leo Taddeo
10.16#	Separation Agreement and Release, dated January 4, 2023, by and between the Company and Barry Field	8-K	10.1	1/9/2023
10.17#	Separation Agreement and Release, dated January 4, 2023, by and between the Company and Jawahar Sivasankaran	8-K	10.2	1/9/2023
10.18#	Form of Award Agreement for Restricted Stock Units	8-K	10.1	1/3/2022
10.19†	Revolving Credit Agreement, dated April 26, 2022, by and among Appgate Cybersecurity, Inc., Appgate, Inc., the other guarantors party thereto and SIS Holdings	8-K	10.1	4/26/2022
21.1	Subsidiaries of the Company	10-K	21.1	3/31/2022
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer of Appgate, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File
#    Indicates management contract or compensatory plan or arrangement.
*    Furnished herewith.
†Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.
ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2023		Appgate, Inc.

	By:	/s/ Leo Taddeo
Leo Taddeo
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2023	By:	/s/ Leo Taddeo
Leo Taddeo
Chief Executive Officer (principal executive officer), President and Director

Dated: March 31, 2023	By:	/s/ Rene A. Rodriguez
Rene A. Rodriguez
Chief Financial Officer (principal financial and accounting officer)

Dated: March 31, 2023	By:	/s/ Manuel D. Medina
Manuel D. Medina
Executive Chairman and Chairman of the Board

Dated: March 31, 2023	By:	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
Director

Dated: March 31, 2023	By:	/s/ Fahim Ahmed
Fahim Ahmed
Director

Dated: March 31, 2023	By:	/s/ Benjamin Phillips
Benjamin Phillips
Director

Dated: March 31, 2023	By:	/s/ Lisa Sibenac
Lisa Sibenac
Director