Form 10-Q
period 2023-03-31
Appgate, Inc.
filed 2023-05-12
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of May 9, 2023, the registrant had 131,793,660 shares of its common stock outstanding.

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
•SIS Holdings LP’s (“SIS Holdings”) significant influence over our business and affairs;
•the future trading prices and liquidity of our common stock;
•our indebtedness, which may increase risk to our business; and
•the other risks described under Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 as well as described from time to time in our other filings with the SEC.

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

PART I
Item 1. Financial Statements
Appgate, Inc.

Appgate, Inc.
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2023 and December 31, 2022
(in thousands, except share information)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,780	$11,531
Restricted cash	1,474	1,473
Accounts receivable, net of allowance of $70 and $52, respectively	6,072	4,231
Contract assets	1,402	1,462
Deferred contract acquisition costs, current	1,520	1,508
Prepaid and other current assets	2,876	3,517
Total current assets	21,124	23,722
Property and equipment, net	1,439	1,617
Operating lease right-of-use assets	1,528	1,679
Contract assets, noncurrent	6,633	9,134
Deferred contract acquisition costs, noncurrent	3,016	3,103
Goodwill	71,604	71,604
Intangible assets, net	24,464	26,449
Deferred income taxes	1,133	1,334
Other assets	167	182
Total assets	$131,108	$138,824
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,584	$4,334
Accrued expenses	10,882	10,240
Operating lease liabilities, current	581	619
Deferred revenue, current	5,465	5,578
Revolving credit facility	48,500	46,500
Convertible senior notes, net	76,043	—
Derivative liability	66	—
Total current liabilities	145,121	67,271
Deferred revenue, noncurrent	1,280	909
Operating lease liabilities, noncurrent	1,138	1,261
Convertible senior notes, net	—	73,769
Derivative liability	—	19,700
Total liabilities	147,539	162,910
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 270,000,000 shares authorized; 131,793,660 shares issued and outstanding	132	132
Additional paid-in capital	524,281	524,239
Accumulated other comprehensive loss	(2,485)	(2,403)
Accumulated deficit	(538,359)	(546,054)
Total stockholders’ deficit	(16,431)	(24,086)
Total liabilities and stockholders’ deficit	$131,108	$138,824
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2023 and 2022
(in thousands, except share and per share information)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$11,273	$11,078
Cost of revenue, exclusive of amortization shown below	3,873	4,498
Amortization expense	843	954
Total cost of revenue	4,716	5,452
Gross profit	6,557	5,626
Operating expenses:
Sales and marketing	6,063	12,236
Research and development	2,773	3,334
General and administrative	4,900	8,462
Depreciation and amortization	1,355	1,369
Loss on abandonment of assets	—	1,658
Total operating expenses	15,091	27,059
Loss from operations	(8,534)	(21,433)
Change in fair value of embedded derivative liability	19,634	(46,143)
Interest expense, net	(2,590)	(1,131)
Other expenses, net	(66)	(104)
Income (loss) from operations before income taxes	8,444	(68,811)
Income tax expense	(749)	(291)
Net income (loss)	$7,695	$(69,102)

Income (loss) per share:
Net income (loss) per share of common stock - basic	$0.06	$(0.52)
Net loss per share of common stock - diluted	$(0.08)	$(0.52)
Weighted-average shares used in computation:
Basic	131,793,660	131,793,660
Diluted	143,078,493	131,793,660
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2023 and 2022
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$7,695	$(69,102)
Other comprehensive (loss) income:
Change in foreign currency translation	(82)	218
Other comprehensive (loss) income	(82)	218
Comprehensive income (loss)	$7,613	$(68,884)
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2023 and 2022
(in thousands, except share information)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	131,793,660	$132	$524,239	$(2,403)	$(546,054)	$(24,086)
Equity-based compensation	—	—	—	—	42	—	—	42
Net income	—	—	—	—	—	—	7,695	7,695
Other comprehensive loss	—	—	—	—	—	(82)	—	(82)
Balance as of March 31, 2023	—	$—	131,793,660	$132	$524,281	$(2,485)	$(538,359)	$(16,431)

Balance as of December 31, 2021	—	$—	131,793,660	$132	$509,586	$(1,985)	$(515,969)	$(8,236)
Equity-based compensation	—	—	—	—	3,725	—	—	3,725
Net loss	—	—	—	—	—	—	(69,102)	(69,102)
Other comprehensive income	—	—	—	—	—	218	—	218
Balance as of March 31, 2022	—	$—	131,793,660	$132	$513,311	$(1,767)	$(585,071)	$(73,395)
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$7,695	$(69,102)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,198	2,323
Loss on abandonment of assets	—	1,658
Equity-based compensation	42	3,725
Amortization of deferred contract acquisition costs	953	1,566
Change in fair value of embedded derivative liability	(19,634)	46,143
Non-cash interest expense	1,010	—
Amortization of debt issuance costs	211	194
Operating lease amortization	(16)	44
Provision for allowance for current expected credit losses	16	72
Deferred income taxes	201	65
Changes in assets and liabilities:
Accounts receivable	(2,277)	(1,731)
Contract assets	2,576	938
Prepaid and other current assets	672	(450)
Deferred contract acquisition costs	(914)	(1,756)
Accounts payable	(766)	760
Accrued expenses	1,730	1,107
Deferred revenue	255	143
Net cash, cash equivalents and restricted cash used in operating activities	(6,048)	(14,301)
Cash flows from investing activities:
Purchases of property and equipment	(38)	(417)
Net cash, cash equivalents and restricted cash used in investing activities	(38)	(417)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility (Note 8)	2,000	—
Net cash, cash equivalents and restricted cash provided by financing activities	2,000	—
Effect of foreign currency exchange rates on cash	336	(21)
Net decrease in cash, cash equivalents and restricted cash	(3,750)	(14,739)
Cash, cash equivalents and restricted cash at beginning of period	13,004	27,463
Cash, cash equivalents and restricted cash at end of period	$9,254	$12,724

Cash and cash equivalents	$7,780	$11,251
Restricted cash	1,474	1,473
Cash, cash equivalents and restricted cash at end of period	$9,254	$12,724

Supplemental cash flow information:
Cash paid for interest	$—	$1,628
Interest exchanged for PIK Note (Note 8)	$2,063	$—
Cash paid for income taxes, net of refunds	$402	$179
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
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared by our management and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2022 has been derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For further information, refer to our audited consolidated financial statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (the “2022 Annual Report”). Results for the interim periods are not necessarily indicative of results to be expected for the entirety of 2023.

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

The Company had cash and cash equivalents and remaining borrowing capacity under the Revolving Credit Facility (as defined in Note 8) of $7.8 million and $1.5 million, respectively, at March 31, 2023, a loss from operations of $8.5 million for the three months ended March 31, 2023, and an accumulated deficit of $538.4 million at March 31, 2023. Current economic and market conditions have put pressure on our growth plans. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents and remaining borrowing capacity under the Revolving Credit Facility are not sufficient to continue

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. In an effort to alleviate these conditions, management is currently evaluating various cost reduction and other alternatives and may seek to raise additional funds (in excess of the funds available to the Company under the Revolving Credit Facility) through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The Company implemented two reductions in force in July 2022 and February 2023 as well as several other cost reduction initiatives, but, as of the date of issuance of these unaudited condensed consolidated financial statements, does not have any additional funding commitment in place. The actual amount that we may be able to raise under these alternatives will depend on market conditions and other factors, as well as limitations under our Note Issuance Agreement and the Revolving Credit Agreement (as defined in Note 8). As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about our ability to continue as a going concern.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. This standard is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this standard effective January 1, 2023 using the modified retrospective transition method. The adoption of this standard did not have a material impact to our unaudited condensed consolidated financial statements.
Note 2. Income (Loss) per Common Share
Basic income (loss) per common share is computed by dividing net income (loss) (the numerator) by the weighted-average number of shares of common stock outstanding (the denominator) for the period. Diluted income (loss) per common share assumes that any dilutive equity instruments were exercised with outstanding common stock adjusted accordingly when the conversion of such instruments would be dilutive.
For the three months ended March 31, 2023 and 2022, the Company's potential dilutive shares consist of 11,284,833 and 10,982,805, respectively, of Appgate’s common stock underlying the Convertible Senior Notes that are convertible at any time at the option of the holders of the Convertible Senior Notes prior to their maturity - see Note 8. These potentially dilutive shares have been excluded from diluted loss per share for the three months ended March 31, 2022 as the effect would be to reduce the net loss per share and have an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same for the three months ended March 31, 2022.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except share and per share amounts).

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss) attributable to common stockholders - basic	$7,695	$(69,102)
Add: Effect of mark-to-market adjustment recognized during the period	(19,634)	46,143
Net loss attributable to common stockholders - diluted	$(11,939)	$(22,959)

Denominator:
Weighted-average shares of common stock - basic	131,793,660	131,793,660
Effect from conversion of shares of common stock under the Convertible Senior Notes (Note 8)	11,284,833	—
Weighted-average shares of common stock - diluted	143,078,493	131,793,660

Basic income (loss) per share	$0.06	$(0.52)
Diluted (loss) income per share	$(0.08)	$(0.52)
Note 3. Revenue
Disaggregation of Revenue
The following table summarizes our revenue by category (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Subscription revenue:
Multi-year subscription term-based licenses	$3,221	$2,831
1-year subscription term-based licenses	3,244	2,804
Total subscription term-based licenses	6,465	5,635
Subscription SaaS	2,062	2,296
Support and maintenance	920	933
Total subscription revenue	9,447	8,864
Perpetual licenses	317	156
Services and other	1,509	2,058
Total	$11,273	$11,078

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes revenue (in thousands) by country and main geography in which we operate based on the billing address of customers (including, for the avoidance of doubt, resellers and managed service providers) who have contracted with us:

	Three Months Ended
	March 31,
	2023	2022
Revenues by country (a):
United States	$5,948	$5,857
Colombia	950	1,627
Other	4,375	3,594
Total	$11,273	$11,078
Revenues by main geography:
US&C	$6,798	$6,707
LATAM	3,120	3,169
EMEA	969	671
APAC	386	531
Total	$11,273	$11,078
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
Contract liabilities consist of deferred revenue and include payments received in advance of performance under a customer contract. Such amounts are recognized as revenue over the remaining contractual period. During the three months ended March 31, 2023 and 2022, we recognized revenue of $2.8 million and $2.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related period.
We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days to 45 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Unbilled receivables were $8.0 million and $10.6 million as of March 31, 2023 and December 31, 2022, respectively.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Remaining Performance Obligations
The typical contractual term for term-based licenses and support and maintenance is one to three years. Most of our contracts are non-cancelable. However, customers typically have the right to terminate their contracts for cause if we fail to perform and cure within the applicable cure period. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $35.3 million. We expect to recognize 47% of the transaction price over the next 12 months, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Beginning balance	$4,611	$4,305
Capitalization of contract acquisition costs	771	6,146
Amortization of deferred contract acquisition costs	(953)	(5,951)
Impacts of foreign currency translation	107	111
Ending balance	$4,536	$4,611

Deferred contract acquisition costs, current	$1,520	$1,508
Deferred contract acquisition costs, noncurrent	$3,016	$3,103
We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize any impairment losses of deferred contract acquisition costs during the three months ended March 31, 2023 or 2022.
Sales commissions accrued but not paid as of March 31, 2023 and December 31, 2022 totaled $0.6 million and $0.9 million, respectively, and are included within accrued expenses in the condensed consolidated balance sheets.
Our fulfillment costs are generally not significant.
Note 4. Financial Instruments and Fair Value Measurements
Our financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, our debt and an embedded derivative liability. The fair value of cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and our Revolving Credit Facility approximate their carrying value because of the short-term nature of these instruments.

The carrying value of our Convertible Senior Notes, net of issuance costs, was $76.0 million and $73.8 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Convertible Senior Notes was estimated as $68.2 million and $64.6 million as of March 31, 2023 and December 31, 2022, respectively. The fair value was estimated using a discounted cash flow analysis with a yield based on our credit rating.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Recurring Fair Value Measurements

The fair value of the embedded derivative liability was estimated using a “with and without” approach as of March 31, 2023 and December 31, 2022:

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

The following table summarizes fair value measurements by level at March 31, 2023 and December 31, 2022 for instruments measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2023
Financial liability:
Embedded derivative liability	$—	$—	$66	$66
December 31, 2022
Financial liability:
Embedded derivative liability	$—	$—	$19,700	$19,700

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2023 and 2022 (in thousands):

	Embedded derivative liability	Total liabilities
Balance at January 1, 2023	$19,700	$19,700
Gain included in earnings	(19,634)	(19,634)
Balance as of March 31, 2023	$66	$66
Balance at January 1, 2022	$78,497	$78,497
Loss included in earnings	46,143	46,143
Balance as of March 31, 2022	$124,640	$124,640

The (gain)/loss included in the previous table is reported in our condensed consolidated statements of operations within change in fair value of embedded derivative liability. There were no transfers between fair value measurement levels during the three months ended March 31, 2023 or 2022.
The significant unobservable inputs used in the fair value measurement of our embedded derivative liability at March 31, 2023 and December 31, 2022 are a volatility rate of 97.0% and 72.5%, respectively, and a bond yield of 21.46% and 21.78%, respectively. The expected volatility of our equity is estimated based on the historical volatility of our common stock and the remaining term of the Convertible Senior Notes of 0.9 years and 1.1 years at March 31, 2023 and December 31, 2022, respectively. We consider those inputs to be significant as changes in any of those inputs in isolation would result in significantly lower (higher) fair value measurement. Generally, a change in our volatility assumption will generate a directionally similar change in the overall value of the instrument, while a change in the bond yield will generate a directionally opposite change in the overall value of the instrument.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Balance Sheet Components
Accounts Receivable and Allowance for Current Expected Credit Losses
Our accounts receivable represent amounts invoiced and due from our customers (including, for the avoidance of doubt, resellers and managed service providers) under our revenue contracts and are financial assets analyzed by the Company under the expected credit loss model. To measure expected credit losses, accounts receivables are grouped based on days past due (i.e., delinquency status), while considering that the expected credit loss rate is likely to increase as receivables move to older aging buckets. The Company uses the following aging categories to estimate the risk of delinquency status: (i) 0 days past due; (ii) 1-30 days past due; (iii) 31-60 days past due; (iv) 61-90 days past due; (v) 91-180 days past due; (vi) 181-360 days past due; and (vii) over 360 days past due.

The credit losses of the Company’s accounts receivable have been low historically and most balances are collected within one year. Therefore, the Company determined that the expected loss rates should be calculated using the historical loss rates adjusted by macroeconomic factors. The historical rates are calculated for each of the aging categories used for pooling trade receivables. To determine the collected portion of each bucket, the collection time of each trade receivable is identified, to estimate the proportion of outstanding balances per aging bucket that ultimately will not be collected. This is used to determine the expectation of losses based on the history of uncollected trade receivables once the specific past due period is surpassed.

The historical rates are adjusted to reflect current and forward-looking information on macroeconomic factors affecting the ability of customers to settle the receivables by applying a forward-looking macroeconomic factor. Specific reserves are established for certain customers for which collection is doubtful.

The activity in the allowance for current expected credit losses was as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Beginning balance	$52	$163
Provision for allowance for current expected credit losses	16	857
Write offs	—	(952)
Impacts of foreign currency translation	2	(16)
Ending balance	$70	$52

The Company does not have a delinquency threshold for writing-off accounts receivable. The Company has a formal process for the review and approval of write offs. Impairment losses on trade receivables, if any, would be presented as net impairment losses within cost of revenue, exclusive of amortization in the unaudited condensed consolidated statements of operations. Subsequent recoveries of amounts previously written off, when applicable, are credited against the allowance for expected current credit losses within accounts receivable, net on the unaudited condensed consolidated balance sheets.
Prepaid and Other Current Assets
Our prepaid and other current assets consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$2,392	$2,879
Withholding taxes	484	638
Total	2,876	3,517

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment, Net
Our property and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$3,901	$3,912
Equipment and fixtures	4,102	4,078
	8,003	7,990
Less: accumulated depreciation and amortization	(6,564)	(6,373)
Property and equipment, net	$1,439	$1,617
During each of the three months ended March 31, 2023 and 2022, we recognized depreciation and amortization expense on property and equipment of $0.2 million.
Accrued Expenses
Our accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$5,335	$4,483
Accrued interest	3,845	3,506
Accrued services	763	1,092
Accrued income taxes	99	350
Accrued other taxes	787	767
Other	53	42
Total	$10,882	$10,240
Note 6. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $71.6 million as of March 31, 2023 and December 31, 2022.
Intangible Assets, Net
Our acquired intangible assets subject to amortization consist of customer relationships, trademarks and tradenames, and developed technology and were originally acquired by Cyxtera Technologies, Inc. (“Cyxtera”) when it acquired the entities that formed our wholly-owned subsidiary, Appgate Cybersecurity, Inc. (f/k/a Cyxtera Cybersecurity, Inc. d/b/a AppGate, “Legacy Appgate”). The useful lives of the assets were as follows: (i) customer relationships – 7.5 to

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

17.5 years, (ii) trademarks and tradenames – 8.5 to 14.5 years, and (iii) developed technology – 2.5 to 7.5 years. Acquired intangibles subject to amortization consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022			Weighted average remaining useful life (Years)
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$30,157	$(19,904)	$10,253	$30,157	$(19,064)	$11,093	3.4
Trademarks and tradenames	17,932	(9,128)	8,804	17,932	(8,826)	9,106	7.8
Developed technology	34,278	(28,871)	5,407	34,279	(28,029)	6,250	1.6
Total	$82,367	$(57,903)	$24,464	$82,368	$(55,919)	$26,449
We stopped offering our Compliance Sheriff product. As a result, during the three months ended March 31, 2022 we recorded a loss on abandonment of the related intangible assets (namely, trademarks and tradenames and developed technology) of $1.7 million. Other than the loss on abandonment, the main change in the carrying amount of each major class of intangible assets during each of the three months ended March 31, 2023 and 2022 was amortization, and to a lesser extent, foreign currency translation.
We recorded amortization expense on intangible assets of $2.0 million and $2.1 million during the three months ended March 31, 2023 and 2022, respectively. Amortization expense for all intangible assets, except our developed technology, was recorded within depreciation and amortization expense in the condensed consolidated statements of operations. Amortization expense for our developed technology was recorded within cost of revenue in the condensed consolidated statements of operations.
Future amortization expense of intangible assets is as follows (in thousands):
For the years ending:

Remaining 2023	$5,956
2024	7,377
2025	4,224
2026	2,297
2027	1,140
Thereafter	3,470
Total	$24,464
Impairment Tests
We perform annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. No impairment was recorded during the three months ended March 31, 2023 or 2022.
Note 7. Leases
We lease office space and certain colocation space under non-cancelable operating lease agreements. We are also party to agreements that have been determined to be short-term leases.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Operating Leases
The following is a summary of our operating lease costs for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$185	$274
Short-term lease cost	60	29
Variable lease cost	16	4
Total operating lease costs	$261	$307
The following table presents information about leases on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$1,528	$1,679
Operating lease liabilities, current	$581	$619
Operating lease liabilities, noncurrent	$1,138	$1,261
At March 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 3.4 years and 6.55%, respectively. At December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 3.5 years and 6.52%, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million for each of the three months ended March 31, 2023 and 2022.
There were no right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2023 or 2022.
Maturities of operating lease liabilities consisted of the following as of March 31, 2023 (in thousands):

For the years ending:
Remaining 2023	$435
2024	556
2025	529
2026	356
2027	27
Thereafter	—
Total future minimum lease payments	1,903
Less: Imputed interest	(184)
Total	$1,719

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Debt
Our debt consists of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Revolving Credit Facility	$48,500	$46,500
Principal amount of Convertible Senior Notes	77,063	75,000
Unamortized debt issuance costs	(1,020)	(1,231)
Net carrying amount	76,043	73,769
Total debt	$124,543	$120,269
Interest expense, net for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest expense on Revolving Credit Facility	$1,196	$—
Interest expense on Convertible Senior Notes	1,206	938
Amortization of debt issuance costs	211	194
Other, net	(23)	(1)
Total interest expense, net	$2,590	$1,131
Interest accrued but not paid as of March 31, 2023 and December 31, 2022 totaled $3.8 million and $3.5 million, respectively, and is included within accrued expenses in the condensed consolidated balance sheets.

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

The Revolving Credit Agreement is subject to customary terms, covenants and conditions. Those covenants include restrictions on our ability to, among other things, incur additional debt and issue disqualified stock; create liens; pay dividends, acquire shares of capital stock, or make certain investments; issue guarantees; sell certain assets and enter into transactions with affiliates. The Revolving Credit Agreement also contains a financial covenant that requires that we maintain liquidity of not less than $10.0 million as of the last day of each calendar month. As of March 31, 2023, the Company had $7.8 million in cash and cash equivalents, and on March 31, 2023, SIS Holdings waived the Company’s noncompliance with the above-mentioned liquidity financial covenant with respect to the last day of March 2023.

During the three months ended March 31, 2023, we borrowed $2.0 million under the Revolving Credit Facility, all of which remained outstanding as of March 31, 2023, and, when aggregated with the $46.5 million previously borrowed in 2022, resulted in a total of $48.5 million outstanding as of March 31, 2023.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Senior Notes

On February 9, 2021, Legacy Appgate issued $50.0 million in aggregate principal amount of convertible senior notes due 2024 (the “Initial Convertible Senior Notes”) to various funds managed by Magnetar Financial LLC (“Magnetar”). In connection with the closing of the merger of Newtown Merger Sub. Corp. (“Merger Sub”) with and into Legacy Appgate, with Legacy Appgate surviving and becoming a wholly owned subsidiary of Appgate (the “Merger”), Legacy Appgate issued an additional $25.0 million in aggregate principal balance in convertible notes to various funds managed by Magnetar (the “Additional Convertible Senior Notes” and together with the Initial Convertible Senior Notes and any PIK Notes (as defined below), the “Convertible Senior Notes”). The Convertible Senior Notes are subject to the terms and conditions of the note issuance agreement (the “Note Issuance Agreement”) among Legacy Appgate, Legacy Appgate’s wholly owned domestic subsidiaries and Magnetar, in its capacity as the representative (the “Representative”) of the holders of the Convertible Senior Notes (the “Noteholders”), and the note purchase agreement among Legacy Appgate and the Noteholders (the “Note Purchase Agreement”). Capitalized terms not otherwise defined in this Note 8 have the meanings ascribed to them in the Note Issuance Agreement.
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

Supplemental Agreement
On October 12, 2021, in connection with the closing of the Merger, Appgate (which at the time was Newtown Lane Marketing, Incorporated (“Newtown Lane”)) entered into a supplemental agreement (the “Supplemental Agreement”) with Legacy Appgate and Magnetar, as Representative of the Noteholders, pursuant to which Appgate, among other things, unconditionally guaranteed all of Legacy Appgate’s Obligations under the Note Issuance Agreement, including the Convertible Senior Notes, and assumed all of Legacy Appgate’s Conversion Obligations and Change of Control Conversion Obligations under the Note Issuance Agreement.

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

The Amendment and Waiver modified: (i) the Note Purchase Agreement by (a) (1) extending the date by which the Representative or its affiliates may elect to consummate an Optional Closing (as defined in the Note Purchase Agreement) until the earlier of (x) 75 days after the Company closes a registered offering of equity securities in an aggregate amount of no less than $40.0 million and (y) October 31, 2022 and (2) requiring the Company’s consent to effect any Optional Closing, and (b) waiving, for the period of time set forth in the Amendment and Waiver, certain registration rights of the Noteholders; (ii) the Note Issuance Agreement to provide for the incurrence of certain subordinated indebtedness; and (iii) that certain Registration Rights Agreement (the “Registration Rights Agreement”), dated as of

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

February 8, 2021 entered into by and among Legacy Appgate and the Noteholders, by waiving, for the period of time set forth in the Amendment and Waiver, certain registration rights of the Noteholders. The period in which the Representative could have elected to consummate an Optional Closing has since expired and no additional Convertible Senior Notes were issued in an Optional Closing.

As of October 14, 2022, the Company, Legacy Appgate, the Noteholders and the Representative entered into an additional Waiver to Note Purchase Agreement and Registration Rights Agreement (the “Second Waiver”) to extend the waiver by the Noteholders of certain registration rights pursuant to the Amendment and Waiver for the additional period set forth in the Second Waiver. As of January 24, 2023, the Company, Legacy Appgate, the Noteholders and the Representative entered into an additional Waiver to Note Purchase Agreement and Registration Rights Agreement (the “Third Waiver”) to extend the waiver by the Noteholders of certain registration rights pursuant to the Amendment and Waiver for the additional period set forth in the Third Waiver.

Other key terms of the Convertible Senior Notes, as of March 31, 2023, were as follows:
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
Covenants. The Note Issuance Agreement contains restrictive covenants that, among other things, generally limit the ability of our and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue Disqualified Stock; (ii) create liens; (iii) pay dividends, acquire shares of capital stock, or make investments; (iv) issue guarantees; (v) sell assets and (vi) enter into transactions with affiliates. The Note Issuance Agreement also contains a financial covenant that requires that we maintain liquidity of not less than $10.0 million as of the last day of each calendar month. As of March 31, 2023, the Company had $7.8 million in cash and cash equivalents, and on March 31, 2023, the Representative and the Noteholders waived the Company’s noncompliance with the above-mentioned liquidity financial covenant with respect to the last day of March 2023. The foregoing restrictive covenants are subject to a number of important exceptions and qualifications, as set forth in the Note Issuance Agreement.
Events of Default. The Note Issuance Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: (i) nonpayment of principal or interest; (ii) breach of covenants or other agreements in the Note Issuance Agreement; (iii) defaults in failure to pay certain other indebtedness;

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Embedded Derivative Liability

The Convertible Senior Notes contain (i) call options to be settled in cash upon the occurrence of a Change of Control (other than the Merger), (ii) put options to be settled in cash contingent upon the occurrence of a Fundamental Change after a Public Company Event or a Change of Control (other than the Merger) and (iii) a default interest rate increase of 1.5% applicable upon the occurrence of an event of default. Appgate evaluated these embedded redemption features under the guidance of ASC 815, Derivatives and Hedging, and determined that a redemption feature contained a substantial premium requiring bifurcation at fair value. However, management determined the probability of a Change of Control to be remote and as such the fair value of the embedded redemption feature has been estimated to be zero. Management also evaluated the contingent interest feature and determined the likelihood of payment to be remote. Accordingly, the fair value of the contingent interest feature was also estimated to be zero. Lastly, management evaluated the embedded conversion feature, and determined that following the closing of the Merger, this embedded feature meets the net settlement criterion under ASC 815-15-25. Consequently, the automatic conversion meets the criteria under ASC 815-15-25-1(c). For an embedded feature to be bifurcated, it must meet all three criteria in ASC 815-15-25-1. Therefore, this embedded feature requires bifurcation. Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of the Noteholders to receive 11,284,833 shares of our common stock upon conversion of the Convertible Senior Notes at any time (the “conversion feature”). The embedded derivative liability is presented as a liability in our condensed consolidated balance sheet and is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of our condensed consolidated statements of operations. We will continue to adjust the embedded derivative liability for changes in fair value until the underlying conversion feature is exercised, redeemed, cancelled or expires.
As of March 31, 2023 and December 31, 2022, the carrying amount of this embedded derivative included in our condensed consolidated balance sheets was $0.1 million and $19.7 million, respectively. The fair value of this derivative is estimated using Level 3 inputs in the fair value hierarchy on a recurring basis. Refer to Note 4 – Financial Instruments and Fair Value Measurements. Based on the estimated value of the derivative at March 31, 2023, if the Noteholders were to exercise the conversion feature, they would not receive any excess over the aggregate principal amount on the Convertible Senior Notes.
Note 9. Commitments and Contingencies
Letters of Credit
As of March 31, 2023 and December 31, 2022, we had $1.5 million in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee a subsidiary’s performance under contracts with customers and as a guarantee under the Company’s corporate credit card line. As of March 31, 2023, no amounts had been drawn on any of these irrevocable stand-by letters of credit.
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services, such as technology equipment, subscription-based cloud service arrangements, corporate

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

events and consulting services. As of March 31, 2023, we had outstanding non-cancelable purchase obligations with terms of 12 months or longer aggregating $3.6 million.
Legal Contingencies
We may be subject to legal proceedings and litigation arising from time to time. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. We periodically evaluate developments in our legal matters that could affect the amount of liability that we accrue, if any, and adjust, as appropriate. Until the final resolution of any such matter for which we may be required to record a liability, there may be a loss exposure in excess of the liability recorded and such amount could be significant. We expense legal fees as incurred. As of March 31, 2023 and December 31, 2022, the Company was not a party to, and the Company is not currently party to, any litigation that would have a material adverse effect on the Company’s condensed consolidated financial statements.
Note 10. Profit Interest Units of SIS Holdings LP
SIS Holdings adopted the SIS Holdings LP Class B Unit Plan (the “SIS Holdings Plan”) in May 2017. All outstanding awards, including, but not limited to, awards to employees of Appgate (or a subsidiary thereof), under the SIS Holdings Plan were issued in 2017, 2018 and 2019. Equity-based compensation costs totaled $42 thousand and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in the following captions in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of revenue	$—	$62
Sales and marketing	42	81
Total	$42	$143
No related income tax benefit was recognized as of March 31, 2023 or December 31, 2022.
As of March 31, 2023, all Class B units had vested under the SIS Holdings Plan.
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
Note 11. Appgate, Inc. 2021 Incentive Compensation Plan

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
During the three months ended March 31, 2023, our Board of Directors (or a designee thereof) approved certain grants of long-term incentive awards to executives, employees, officers and consultants of the Company (or a subsidiary thereof). To date, grants under the 2021 Plan have been given as restricted stock units (“RSUs”) and phantom stock units (“PSUs”). Awards of RSUs have been given as time-based awards and/or performance-based awards under the 2021 Plan. All PSUs have been given as performance-based awards. The vesting of the performance-based awards is dependent upon

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

certain conditions, including service and/or performance conditions as defined in the grants. Our Executive Chairman and Chairman of our Board of Directors received a time-based award, the Chairman Award, which entitled him to receive a specific number of shares of the Company’s common stock on the vesting date. Such Chairman Award originally vested no later than December 31, 2022, but was cancelled on December 23, 2022.

The following table summarizes nonvested RSUs and PSUs activity for the three months ended March 31, 2023 and 2022:

	RSUs				PSUs
	Time-based		Performance-based		Performance-based
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2022	—	$—	9,210,180	$13.29	49,878	$13.07
Granted	—	0.00	1,000,000	1.85	—	0.00
Vested	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(1,733,377)	10.02	(2,293)	14.39
Nonvested at March 31, 2023	—	$—	8,476,803	$11.12	47,585	$13.25
Nonvested at December 31, 2021	—	$—	—	$—	—	$—
Granted	1,102,217	13.00	4,436,129	13.14	58,519	13.17
Vested	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(107,748)	13.00	(1,433)	13.00
Nonvested at March 31, 2022	1,102,217	$13.00	4,328,381	$13.14	57,086	$13.17

For the three months ended March 31, 2022, we recognized $3.6 million of equity-based compensation expense related to the 2021 Plan (compared to nil for the three months ended March 31, 2023). This amount is included in general and administrative expenses in the unaudited condensed consolidated statement of operations.
Note 12. 401(k) Savings Plan
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
During the three months ended March 31, 2023 and 2022, we made matching contributions to the 401(k) Plan of $0.1 million and $0.3 million, respectively. These amounts are included in the following captions in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of revenue	$32	$33
Sales and marketing	76	176
Research and development	13	24
General and administrative	23	39
Total	$144	$272
Note 13. Income Taxes

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

Income tax expense for the three months ended March 31, 2023 and 2022 was $0.7 million and $0.3 million, respectively. The income tax expense on the pre-tax loss for the three months ended March 31, 2023 and 2022 was different than the amount expected at the statutory federal income tax rate primarily due to changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, state taxes, and foreign withholding taxes. The Company has determined that the tax effects of the change in the fair value of its embedded derivative liability cannot reliably be estimated. Accordingly, the discrete-period computation method has been used and the annual effective tax rate may change significantly once included.
Note 14. Segment and Geographic Information
Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that we operate as one operating and reportable segment.
Refer to Note 3 – Revenue, for information on revenue by geography.
Note 15. Related Party Transactions
Revolving Credit Facility with SIS Holdings
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings, our controlling stockholder, owning approximately 89% of our issued and outstanding common stock, entered into the Revolving Credit Agreement - see Note 8.

Commercial Related Party Transactions with Cyxtera
Three current members of our Board of Directors also serve on the board of directors of Cyxtera. Legacy Appgate maintains a number of ordinary course commercial relationships, both as a customer and service provider, with Cyxtera.
For instance, for each of the three months ended March 31, 2023 and 2022, Cyxtera purchased certain cybersecurity products and services from Legacy Appgate, including licenses for Legacy Appgate cybersecurity software and training. During each of the three months ended March 31, 2023 and 2022, the revenue recognized by Legacy Appgate from these licenses was insignificant. There were no open receivables from Cyxtera (and/or its subsidiaries) as of March 31, 2023. As of December 31, 2022, Legacy Appgate had receivables from Cyxtera (and/or its subsidiaries) for $4 thousand under these agreements.
During each of the three months ended March 31, 2023 and 2022, Cyxtera provided Legacy Appgate certain data center co-location and CXD services. During each of the three months ended March 31, 2023 and 2022, Cyxtera charged Legacy Appgate $0.1 million for those services. As of March 31, 2023 and December 31, 2022, Legacy Appgate had payables to Cyxtera (and/or its subsidiaries) for $27 thousand and $0.1 million, respectively, under these agreements.
Transactions with Director Affiliated Companies

Two current members of our Board of Directors currently serve on the board of directors of Chewy, Inc. (“Chewy”), an American online retailer of pet food and other pet-related products. During each of the three months ended March 31, 2023 and 2022, Legacy Appgate charged Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) $0.1 million and recognized revenue in the same amounts, under contracts with Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy). As of March 31, 2023, Legacy Appgate had receivables from Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) for $0.1 million under these agreements. There were no open receivables from Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) as of December 31, 2022.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

One current member of our Board of Directors currently serves on the board of directors of PetSmart, Inc. (“PetSmart”). During the three months ended March 31, 2022, Legacy Appgate charged PetSmart $0.1 million and recognized revenue in the same amount from its contract with PetSmart (nothing for the three months ended March 31, 2023). There were no open receivables from PetSmart as of March 31, 2023 or December 31, 2022.
Other Related Party Transactions

CenturyLink Communications, LLC (“CenturyLink”), an approximate 10.4% owner of SIS Holdings and, as a result, an indirect beneficial owner of the Company, is a reseller of certain of our products and services. During the three months ended March 31, 2023 and 2022, Legacy Appgate charged CenturyLink $0.2 million and $0.1 million, respectively, under contracts for certain cybersecurity products provided by Legacy Appgate to CenturyLink for resale by CenturyLink to end users. During each of the three months ended March 31, 2023 and 2022, Legacy Appgate recognized $0.2 million as revenue from these contracts. As of March 31, 2023 and December 31, 2022, Legacy Appgate had receivables from CenturyLink for $0.2 million and $0.1 million, respectively, under these agreements.
Note 16. Subsequent Events
Appgate, Inc. 2021 Incentive Compensation Plan
As of May 9, 2023, there were no time-based RSUs, 7,649,772 performance-based RSUs, and 47,453 performance-based PSUs issued and outstanding to participants under the 2021 Plan, which performance-based RSUs and performance-based PSUs were subject to certain vesting criteria. As of May 9, 2023, none of the awards had vested.

Waiver to Note Purchase Agreement and Registration Rights Agreement

As of April 30, 2023, the Company, Legacy Appgate, the Noteholders and the Representative entered into a Waiver to Note Purchase Agreement and Registration Rights Agreement (the “Fourth Waiver”). The Fourth Waiver waived (a) certain registration rights of the Noteholders under the Registration Rights Agreement and (b) certain rights of the Noteholders under the Note Purchase Agreement, in each case, until May 31, 2023.

Waiver of Liquidity Covenant under the Note Issuance Agreement and Revolving Credit Agreement

The Note Issuance Agreement and the Revolving Credit Agreement each contain a financial covenant that requires that we maintain liquidity of not less than $10.0 million as of the last day of each calendar month. As of April 30, 2023, the Company had less than $10.0 million in cash and cash equivalents, and on April 30, 2023, the Noteholders and the Representative, with respect to the Note Issuance Agreement, and SIS Holdings, with respect to the Revolving Credit Agreement, each waived the Company’s noncompliance with the above-mentioned liquidity financial covenant with respect to the last day of April 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with (a) our unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, “Financial Statements” of this Quarterly Report, and (b) Part I, Item 1A “Risk Factors”, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes in our 2022 Annual Report. As discussed in the section above titled “Cautionary Statement Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and included under Part I, Item 1A in our 2022 Annual Report.

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

Our revenue increased from $11.1 million for the three months ended March 31, 2022 to $11.3 million for the three months ended March 31, 2023, an increase of 2%. While we have been cash constrained, we have continued to invest in growing our business and, as a result, we incurred net losses from operations of $8.5 million and $21.4 million for the three months ended March 31, 2023 and 2022, respectively.

We sell our solutions primarily through a recurring revenue license model or subscription, and we employ a ‘land and expand’ strategy to generate incremental revenue through the addition of new users and the sale of additional products. Our annual recurring revenue (“ARR”) was $33.5 million and $30.8 million at March 31, 2023 and 2022, respectively. Our dollar-based net retention rates were 97% and 106% at March 31, 2023 and 2022, respectively. Our number of customers generating over $100,000 ARR was 69 at both March 31, 2023 and 2022, driven by elevated C-suite and board level dialogue and customer prioritization of a Zero Trust posture. See “— Key Business Metrics” for additional information regarding ARR and dollar-based net retention rate.
Factors Affecting Our Business

Reductions in Force

On July 25, 2022, we substantially completed a reduction in force (the “July Reduction”) of approximately 22% of our workforce. In connection with the July Reduction, we incurred approximately $1.8 million of costs and expenses, primarily comprising severance and termination-related costs, which we recognized in the third quarter of 2022.

On February 2, 2023, we substantially completed a reduction in force (the “February Reduction” and together with the July Reduction, the “Reductions”) of approximately 8% of our workforce. In connection with the February Reduction, we incurred approximately $0.5 million of costs and expenses, primarily comprising severance and termination-related costs, which we recognized in the first quarter of 2023.
Key Business Metrics
Our management reviews a number of key performance indicators, each as described below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Annual Recurring Revenue
ARR is a performance indicator that management believes provides more visibility into the growth of our revenue generated by recurring business. Our management believes ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR also mitigates fluctuations due to seasonality, contract term, sales mix, and revenue recognition timing resulting from revenue recognition methodologies under GAAP. We define ARR as the annualized value of SaaS, subscription, and term-based license and maintenance contracts from our recurring software products in effect at the end of a given period. ARR should be viewed independently of revenue and deferred revenue as it is an operating metric and is not intended to be combined with or to replace GAAP revenue or deferred revenue, as they can be impacted by contract start and end dates and renewal rates. ARR is not intended to be a replacement or forecast of revenue or deferred revenue.
The table below sets forth our ARR as of the end of the periods indicated below (in thousands):

	Three Months Ended
	March 31,
	2023	2022
ARR	$33,459	$30,824
Change $	$2,635
Change %	9%
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
The below table sets forth our total customers and customers with ARR above $100,000 as of the end of the periods indicated below:

	March 31,
	2023	2022
Total customers	650	596
Customers with ARR above $100,000	69	69

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
Our dollar-based net retention rate was 97% and 106% at March 31, 2023 and 2022, respectively.
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

Subscription revenue represented approximately 84% and 80% of our revenue for the three months ended March 31, 2023 and 2022, respectively. We expect that a majority of our revenue will continue to be from subscriptions for the foreseeable future, and we expect that subscription revenue as a percentage of total revenue will increase over time. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

For the three months ended March 31, 2023 and 2022, approximately 3% and 1%, respectively, of our revenue was from perpetual licenses.

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

For the three months ended March 31, 2023 and 2022, approximately 13% and 19%, respectively, of our revenue was from services and other.

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

	Three Months Ended
	March 31,
	2023	2022
Revenues by country (a):
United States	$5,948	$5,857
Colombia	950	1,627
Other	4,375	3,594
Total	$11,273	$11,078
Revenues by main geography:
US&C	$6,798	$6,707
LATAM	3,120	3,169
EMEA	969	671
APAC	386	531
Total	$11,273	$11,078
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, equity-based compensation expense, marketing and channel programs, travel and entertainment expenses, expenses for conferences and events and allocated overhead costs. We capitalize our sales commissions and associated payroll taxes and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of cost previously deferred as attributable to each period presented in our consolidated financial statements, as described in Note 1 — Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8 of our 2022 Annual Report - “Financial Statements and Supplementary Data”. Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred.

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

Software developed for internal use, with no substantive plans to market such software at the time of development, is capitalized and included in property and equipment, net, in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized.

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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, equity-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services, accounting and other related consulting services. Litigation-related expenses, if any, include professional fees and related costs incurred by us in defending or settling significant claims that our management deems not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future, as we incur increased compliance costs and other related costs necessary to operate as a public company. However, we currently expect our general and administrative expenses to decrease as a percentage of revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses.

Depreciation and Amortization
Acquired intangible assets consist of identifiable intangible assets, including trademarks and trade names and customer relationships resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense for trademarks and tradenames and customer relationships is recorded primarily within depreciation and amortization in the condensed consolidated statements of operations.

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

Interest Expense

Interest expense consists primarily of interest incurred on our obligations under the Convertible Senior Notes and the Revolving Credit Facility. See “—Liquidity and Capital Resources” below.
Income Tax
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

	Three Months Ended
	March 31,
	2023	2022	Variance %
Revenue	$11,273	$11,078	2%
Cost of revenue, exclusive of amortization shown below	3,873	4,498	14%
Amortization expense	843	954	12%
Total cost of revenue	4,716	5,452	13%
Gross profit	6,557	5,626	17%
Operating expenses:
Sales and marketing	6,063	12,236	50%
Research and development	2,773	3,334	17%
General and administrative	4,900	8,462	42%
Depreciation and amortization	1,355	1,369	1%
Loss on abandonment of assets	—	1,658	nm
Total operating expenses	15,091	27,059	44%
Loss from operations	(8,534)	(21,433)	60%
Change in fair value of embedded derivative liability	19,634	(46,143)	nm
Interest expense, net	(2,590)	(1,131)	129%
Other expenses, net	(66)	(104)	37%
Income (loss) from operations before income taxes	8,444	(68,811)	112%
Income tax expense	(749)	(291)	157%
Net income (loss)	$7,695	$(69,102)	111%
nm = not meaningful
Revenue
Revenue was as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Variance %
Subscription revenue	$9,447	$8,864	7%
Perpetual licenses	317	156	103%
Services and other	1,509	2,058	27%
Total	$11,273	$11,078	2%
Revenue increased by $0.2 million, or 2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The overall increase in revenue was primarily attributable to an overall increase in subscription term-based licenses as further explained below, partially offset by a decrease in services and other.

Subscription revenue accounted for 84% and 80% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Subscription revenue increased $0.6 million, or 7%, for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. This increase in subscription revenue was driven by $1.7 million in revenue from sales to existing customers partially offset by a decrease of $1.1 million in revenue from sales to new customers. Approximately $1.2 million, or 70%, of the revenue from existing customers was from multi-year subscription term-based licenses, with the remaining $0.5 million, or 30%, from one-year subscription term-based licenses. In turn, approximately $0.8 million of the revenue decrease from new customers was from multi-year subscription term-based licenses, with the remaining $0.3 million from one-year subscription term-based licenses. Our net-dollar retention rate was 97% at March 31, 2023, down from 106% at March 31, 2022.

Perpetual licenses revenue accounted for 3% and 1% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Perpetual licenses revenue increased $0.2 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. This increase in perpetual license revenue was driven by the sale and deployment of perpetual licenses in the three months ended March 31, 2023.

Services and other revenue accounted for 13% and 19% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Services and other revenue decreased $0.5 million, or 27%, for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. This decrease in services and other revenue was primarily the result of an overall decrease in service hours billed to customers during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.
Cost of Revenue

Total cost of revenue decreased by $0.7 million, or 13%, during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The decrease in total cost of revenue was primarily due to a decrease of $0.6 million in other cost of revenue and a decrease of $0.1 million in amortization of developed technology. The decrease in other cost of revenue was primarily as a result of a decrease in personnel costs from lower headcount, and to a lesser extent from a decrease in subscription and hosting costs and contracted services. Operations headcount decreased by five positions from 150 for the three months ended March 31, 2022 to 145 for the three months ended March 31, 2023. The decrease in amortization of developed technology is related to the abandonment of the Compliance Sheriff related developed technology in 2022.
Gross Profit
Gross profit totaled $6.6 million for the three months ended March 31, 2023, an increase of $0.9 million, or 17%, as compared to the three months ended March 31, 2022. This increase was the result of the factors described above under “Revenue” and “Cost of Revenue”.
Operating Expenses
Total operating expenses decreased by $12.0 million, or 44%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The factors that contributed to the decrease in operating expenses are detailed below.
Sales and marketing expenses decreased by $6.2 million, or 50%, for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The decrease was primarily the result of a decrease in personnel costs from lower headcount on both the sales and marketing teams following the Reductions. Sales and marketing headcount decreased by 101 positions from 189 for the three months ended March 31, 2022 to 88 for the three months ended March 31, 2023.
Research and development expenses decreased by $0.6 million, or 17%, for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The decrease was primarily the result of a decrease in personnel costs from lower headcount following the Reductions. Research and development headcount decreased by 17 positions from 133 for the three months ended March 31, 2022 to 116 for the three months ended March 31, 2023.
General and administrative expenses decreased by $3.6 million, or 42%, for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The decrease in general and administrative expenses was primarily due to the nonrecurrence of $3.6 million of equity-compensation expense recognized during the three months ended

March 31, 2022 in connection with the 2021 Plan and a decrease in personnel costs from lower headcount following the Reductions. General and administrative headcount decreased by 28 positions from 88 for the three months ended March 31, 2022 to 60 for the three months ended March 31, 2023.
Depreciation and Amortization
Depreciation and amortization expense remained flat for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.
Loss on Abandonment of Assets
We stopped offering our Compliance Sheriff product and, as a result, recorded a loss on abandonment of the related intangible assets of $1.7 million in the three months ended March 31, 2022.

Change in Fair Value of Embedded Derivative Liability
For the three months ended March 31, 2023, we recognized a gain of $19.6 million in connection with the embedded derivative associated with the conversion feature under the Convertible Senior Notes as compared to a loss of $46.1 million in the three months ended March 31, 2022.

Interest Expense, Net
Interest expense, net increased by $1.5 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The increase in interest expense, net was primarily attributable to the change in the mix of our debt during 2022 and the three months ended March 31, 2023. As described below under “—Liquidity and Capital Resources”, on April 26, 2022, we entered into the Revolving Credit Facility. Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). The average outstanding balance under the Revolving Credit Facility during the three months ended March 31, 2023 was $47.8 million. Additionally, on February 1, 2023, Legacy Appgate issued approximately $2.1 million in PIK Notes with respect to a single interest payment date. The Convertible Senior Notes bear interest at the annual rate of 5% with respect to interest payments made in cash and 5.50% with respect to PIK Interest.
Other Expenses, Net
Other expenses, net were $0.1 million for each of the three months ended March 31, 2023 and 2022.
Income Tax Expense
Our effective tax rate for the three months ended March 31, 2023 and 2022 was (8.9)% and 0.4%, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 differ from the U.S. Federal income tax rate of 21% primarily due to changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, state taxes, and foreign withholding taxes.
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
A reconciliation of our non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
GAAP revenue	$11,273	$11,078
GAAP gross profit	6,557	5,626
Add: amortization expense	843	954
Add: equity-based compensation	—	62
Non-GAAP gross profit	$7,400	$6,642
GAAP gross margin	58%	51%
Non-GAAP gross margin	66%	60%
Non-GAAP Loss from Operations and Non-GAAP Operating Margin
We define non-GAAP loss from operations as GAAP loss from operations excluding amortization expense of acquired intangible assets, loss on abandonment of assets, non-cash equity-based compensation expense, and transaction costs. We define non-GAAP operating margin as non-GAAP loss from operations as a percentage of revenue.

A reconciliation of our non-GAAP loss from operations and non-GAAP operating margin to loss from operations and operating margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
GAAP revenue	$11,273	$11,078
GAAP loss from operations	(8,534)	(21,433)
Add: amortization expense	1,986	2,098
Add: loss on abandonment of assets	—	1,658
Add: equity-based compensation	42	3,725
Non-GAAP loss from operations	$(6,506)	$(13,952)
GAAP operating margin	(76)%	(193)%
Non-GAAP operating margin	(58)%	(126)%

Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities of operations less cash used for purchases of property and equipment and repayment of finance leases. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors, even if negative, as it provides useful information about the amount of cash generated (or consumed) by our operating activities that is available (or not available) to be used for other strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. While we believe that free cash flow is useful in evaluating our business, free cash flow is a non-GAAP financial measure that has limitations as an analytical tool, and free cash flow should not be considered as an alternative to, or substitute for, net cash provided by (used in) operating activities in accordance with GAAP. The utility of free cash flow as a measure of our liquidity is limited as it does not represent the total increase or decrease in our cash balance for any given period and does not reflect our future contractual commitments. In addition, other companies, including companies in our industry, may calculate free cash flow differently or not at all, which reduces the usefulness of free cash flow as a tool for comparing our results to those of other companies.

	Three Months Ended
	March 31,
	2023	2022
Net cash, cash equivalents and restricted cash used in operating activities	$(6,048)	$(14,301)
Less:
Purchases of property and equipment	(38)	(417)
Free cash flow	$(6,086)	$(14,718)
As a percentage of revenue:
GAAP revenue	$11,273	$11,078
Net cash, cash equivalents and restricted cash used in operating activities	(54)%	(129)%
Less:
Purchases of property and equipment	—%	(4)%
Free cash flow	(54)%	(133)%
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents and remaining borrowing capacity under the Revolving Credit Facility of $7.8 million and $1.5 million, respectively. Historically, Legacy Appgate’s principal source of liquidity was borrowing availability under certain promissory notes and cash generated from Legacy Appgate’s operations.

We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future. Currently, our principal sources of liquidity are the proceeds from the issuance of the Convertible Senior Notes, our borrowings and remaining borrowing capacity under the Revolving Credit Facility, and cash generated from our operations, which have enabled us to make continued investments to support the growth of our business. As a result of our recurring losses from operations and current liquidity, management is of the opinion that there is a substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 1 to the unaudited condensed consolidated financial statements.

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
Debt
As of March 31, 2023, we had $125.6 million in aggregate principal amount of debt outstanding: $77.1 million under the Convertible Senior Notes and $48.5 million under the Revolving Credit Facility. As of December 31, 2022, we had $121.5 million in aggregate principal amount of debt outstanding: $75.0 million under the Convertible Senior Notes and $46.5 million under the Revolving Credit Facility.
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

The Note Issuance Agreement includes certain customary affirmative and financial covenants. For example, the Note Issuance Agreement contains a financial covenant that requires that we maintain liquidity of not less than $10.0 million as of the last day of each calendar month. As of March 31, 2023, the Company had $7.8 million in cash and cash equivalents, and on March 31, 2023, the Representative and the Noteholders waived the Company’s noncompliance with the above-mentioned liquidity financial covenant with respect to the last day of March 2023. For more information regarding the covenants under the Note Issuance Agreement, see Note 8 to the unaudited condensed consolidated financial statements.

Revolving Credit Agreement

On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into the Revolving Credit Agreement which provides for a $50.0 million unsecured, revolving credit facility, or the “Revolving Credit Facility”. This indebtedness is contractually subordinated to the Convertible Senior Notes and matures, on the earlier to occur of (a) June 30, 2023, (b) the closing of a registered offering of Capital Stock (as defined in the Revolving Credit Agreement) of the Company in an aggregate amount equal to $50.0 million or more and (c) the date of which the Loans (as defined in the Revolving Credit Agreement) are accelerated upon an Event of Default (as defined in the Revolving Credit Agreement). Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the Revolving Credit Agreement). All obligations under the Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries. The Revolving Credit Agreement includes certain customary affirmative and financial covenants. For example, the Revolving Credit Agreement contains a financial covenant that requires that we maintain liquidity of not less than $10.0 million as of the last day of each calendar month. As of March 31, 2023, the Company had $7.8 million in cash and cash equivalents, and on March 31, 2023, SIS Holdings waived the Company’s noncompliance with the above-mentioned liquidity financial covenant with respect to the last day of March 2023. For more information regarding the covenants under the Revolving Credit Agreement, see Note 8 to the unaudited condensed consolidated financial statements.

As of March 31, 2023, we had $48.5 million in aggregate principal amount of debt outstanding under the Revolving Credit Facility.
Other Contractual Obligations and Commitments
In addition to our debt obligations under the Convertible Senior Notes, the Revolving Credit Facility, and lease obligations under several operating lease arrangements, Appgate has other contractual commitments. Refer to Note 7 — Leases and Note 8 — Debt, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements” for additional information on maturities. Refer to Note 9 — Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements” for additional information regarding cash amounts committed under other contractual obligations.
Cash Flow
Cash Flows for the Three Months Ended March 31, 2023 and 2022. The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash, cash equivalents and restricted cash used in operating activities	$(6,048)	$(14,301)
Net cash, cash equivalents and restricted cash used in investing activities	$(38)	$(417)
Net cash, cash equivalents and restricted cash provided by financing activities	$2,000	$—
Operating Activities
Our largest source of operating cash is cash collections from customers for sales of licenses and services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

Net cash used in operating activities during the three months ended March 31, 2023 was $6.0 million, which resulted from net income of $7.7 million, adjusted for non-cash charges of $15.0 million and net cash inflow of $1.3 million from changes in assets and liabilities. Non-cash charges primarily consisted of a $19.6 million change in the fair value of our embedded derivative liability, $2.2 million of depreciation and amortization, $1.0 million of non-cash interest expense, and $1.0 million of amortization of deferred contract acquisition costs. The net cash inflow from changes in assets and liabilities was primarily due to a decrease in contract assets combined with a positive change in working capital. The main change in working capital was in accrued expenses, partially offset by an increase in accounts receivable combined with a decrease in accounts payable.

Net cash used in operating activities during the three months ended March 31, 2022 was $14.3 million, which resulted from a net loss of $69.1 million, adjusted for non-cash charges of $55.8 million and net cash outflow of $1.0 million from changes in assets and liabilities. Non-cash charges primarily consisted a $46.1 million change in the fair value of our embedded derivative liability, $3.7 million in equity-based compensation, $2.3 million of depreciation and amortization, $1.7 million of loss on abandonment of assets, and $1.6 million of amortization of deferred contract acquisition costs. The net cash outflow from changes in assets and liabilities was primarily due to increases in deferred contract acquisition costs and cash used in working capital. The main changes in working capital were increases in accounts receivable, accounts payable and accrued expenses.
Investing Activities
During the three months ended March 31, 2023, we used $38 thousand for purchases of property and equipment as compared to $0.4 million during the three months ended March 31, 2022.
Financing Activities
During the three months ended March 31, 2023, we borrowed $2.0 million under the Revolving Credit Facility. We did not have any cash movement in financing activities during the three months ended March 31, 2022.
Critical Accounting Estimates
For information regarding our critical accounting estimates, see “Critical Accounting Estimates” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report.
Recent Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 1 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements”.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed in Part II, Item 9A, “Controls and Procedures” in our 2022 Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Information in response to this Item is included in Note 9 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements” and is incorporated by reference into this Part II, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes to the risk factors described in the 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1#	Separation Agreement and Release, dated January 4, 2023, by and between Appgate, Inc. and Barry Field	8-K	10.1	1/9/2023
10.2#	Separation Agreement and Release, dated January 4, 2023, by and between Appgate, Inc. and Jawahar Sivasankaran	8-K	10.2	1/9/2023
10.3#	Employment Agreement, dated March 28, 2023, by and between Appgate, Inc. and Leo Taddeo	10-K	10.15	3/31/2023
31.1	Certification of Principal Executive Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer of Appgate, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File
#    Indicates management contract or compensatory plan or arrangement.
*    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 12, 2023		Appgate, Inc.

	By:	/s/ Leo Taddeo
Leo Taddeo
Chief Executive Officer and President