Form 10-Q
period 2023-06-30
Appgate, Inc.
filed 2023-08-31
CIK 1353538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of August 28, 2023, the registrant had 131,793,660 shares of its common stock outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Statements that do not relate strictly to historical or current facts are forward-looking and can be identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “should,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “seek,” “predict,” “potential,” “intend,” “plan,” “believe,” the negatives of such terms and other words of similar meaning. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report include statements regarding Appgate, Inc. (unless otherwise noted, including its consolidated subsidiaries, the “Company,” “Appgate,” “we,” or “our”) and its industry relating to matters such as anticipated future financial and operational performance, business prospects, the percentage of the Company’s future revenue derived from subscription term-based licenses compared to revenue from services, expected future increases in revenue and sales, including increasing the Company’s customer base and customers with annual recurring revenue above $100,000, sales to existing customers, revenue trends by geography, future gross profit, gross margin, operating losses and negative cash flows, planned investments in sales and marketing, expectations regarding our annual recurring revenue and other key business metrics, expected future decreases in sales and marketing and general and administrative expenses as a percentage of revenue over time, planned investments in research and development as a result of the Company’s expected growth, the expected cost of revenue over time, the expected future growth of the cybersecurity industry, the Company’s ability to innovate and add new functionality to existing products through research and development, the Company’s ability to continue as a going concern absent access to sources of liquidity, the Company’s ability to remain in compliance with covenants under the Convertible Senior Notes and the A&R Revolving Credit Agreement (as defined herein), strategy and plans and similar matters.

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

PART I
Item 1. Financial Statements
Appgate, Inc.

Appgate, Inc.
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2023 and December 31, 2022
(in thousands, except share information)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,873	$11,531
Restricted cash	624	1,473
Accounts receivable, net of allowance of $69 and $52, respectively	4,759	4,231
Contract assets	1,503	1,462
Deferred contract acquisition costs, current	1,522	1,508
Prepaid and other current assets	2,346	3,517
Total current assets	15,627	23,722
Property and equipment, net	1,244	1,617
Operating lease right-of-use assets	1,406	1,679
Contract assets, noncurrent	5,946	9,134
Deferred contract acquisition costs, noncurrent	2,800	3,103
Goodwill	71,604	71,604
Intangible assets, net	22,479	26,449
Deferred income taxes	1,376	1,334
Other assets	186	182
Total assets	$122,668	$138,824
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,240	$4,334
Accrued expenses	7,405	10,240
Operating lease liabilities, current	576	619
Deferred revenue, current	5,434	5,578
Revolving credit facility	—	46,500
Total current liabilities	16,655	67,271
Deferred revenue, noncurrent	1,023	909
Operating lease liabilities, noncurrent	1,013	1,261
Debt purchase option	12,075	—
Embedded derivative liability	75,458	19,700
Accrued interest on long-term debt	6,266	—
Convertible senior notes, net	62,271	73,769
Revolving credit facility, net	49,950	—
Total liabilities	224,711	162,910
Commitments and contingencies (Note 9)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 270,000,000 shares authorized; 131,793,660 shares issued and outstanding	132	132
Additional paid-in capital	524,281	524,239
Accumulated other comprehensive loss	(2,999)	(2,403)
Accumulated deficit	(623,457)	(546,054)
Total stockholders' deficit	(102,043)	(24,086)
Total liabilities and stockholders' deficit	$122,668	$138,824
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2023 and 2022
(in thousands, except share and per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$10,224	$11,129	$21,497	$22,207
Cost of revenue, exclusive of amortization shown below	3,615	5,294	7,488	9,792
Amortization expense	843	954	1,686	1,908
Total cost of revenue	4,458	6,248	9,174	11,700
Gross profit	5,766	4,881	12,323	10,507
Operating expenses:
Sales and marketing	5,146	15,905	11,209	28,141
Research and development	2,928	4,100	5,701	7,434
General and administrative	4,114	9,595	9,014	18,057
Transaction costs	—	2,059	—	2,059
Depreciation and amortization	1,352	1,377	2,707	2,746
Loss on abandonment of assets	—	—	—	1,658
Total operating expenses	13,540	33,036	28,631	60,095
Loss from operations	(7,774)	(28,155)	(16,308)	(49,588)
Change in fair value of debt purchase option	432	—	432	—
Change in fair value of embedded derivative liability	3,449	92,020	23,083	45,877
Interest expense, net	(3,173)	(1,343)	(5,763)	(2,474)
Loss on extinguishment of debt	(77,553)	—	(77,553)	—
Other expenses, net	(104)	(276)	(170)	(380)
(Loss) income from operations before income taxes	(84,723)	62,246	(76,279)	(6,565)
Income tax expense	(375)	(845)	(1,124)	(1,136)
Net (loss) income	$(85,098)	$61,401	$(77,403)	$(7,701)

(Loss) income per share:
Net (loss) income per share of common stock - basic	$(0.65)	$0.47	$(0.59)	$(0.06)
Net loss per share of common stock - diluted	$(0.65)	$(0.21)	$(0.69)	$(0.38)
Weighted-average shares used in computation:
Basic	131,793,660	131,793,660	131,793,660	131,793,660
Diluted	131,793,660	142,776,465	146,593,020	142,776,465
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
For the Three and Six Months Ended June 30, 2023 and 2022
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(85,098)	$61,401	$(77,403)	$(7,701)
Other comprehensive loss:
Change in foreign currency translation	(514)	(379)	(596)	(161)
Other comprehensive loss	(514)	(379)	(596)	(161)
Comprehensive (loss) income	$(85,612)	$61,022	$(77,999)	$(7,862)
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2023 and 2022
(in thousands, except share information)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	131,793,660	$132	$524,239	$(2,403)	$(546,054)	$(24,086)
Equity-based compensation	—	—	—	—	42	—	—	42
Net loss	—	—	—	—	—	—	7,695	7,695
Other comprehensive income	—	—	—	—	—	(82)	—	(82)
Balance as of March 31, 2023	—	—	131,793,660	132	524,281	(2,485)	(538,359)	(16,431)
Equity-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(85,098)	(85,098)
Other comprehensive loss	—	—	—	—	—	(514)	—	(514)
Balance as of June 30, 2023	—	$—	131,793,660	$132	$524,281	$(2,999)	$(623,457)	$(102,043)

Balance as of December 31, 2021	—	$—	131,793,660	$132	$509,586	$(1,985)	$(515,969)	$(8,236)
Equity-based compensation	—	—	—	—	3,725	—	—	3,725
Net loss	—	—	—	—	—	—	(69,102)	(69,102)
Other comprehensive loss	—	—	—	—	—	218	—	218
Balance as of March 31, 2022	—	—	131,793,660	132	513,311	(1,767)	(585,071)	(73,395)
Equity-based compensation	—	—	—	—	3,663	—	—	3,663
Net loss	—	—	—	—	—	—	61,401	61,401
Other comprehensive loss	—	—	—	—	—	(379)	—	(379)
Balance as of June 30, 2022	—	$—	131,793,660	$132	$516,974	$(2,146)	$(523,670)	$(8,710)
See accompanying notes to unaudited condensed consolidated financial statements.

Appgate, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(77,403)	$(7,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,393	4,654
Loss on abandonment of assets	—	1,658
Equity-based compensation	42	7,388
Amortization of deferred contract acquisition costs	1,770	3,462
Change in fair value of debt purchase option	(432)	—
Change in fair value of embedded derivative liability	(23,083)	(45,877)
Non-cash interest expense	4,824	—
Loss on extinguishment of debt	77,553	—
Amortization of debt issuance costs	982	393
Operating lease amortization	(9)	151
Provision for allowance for current expected credit losses	61	368
Deferred income taxes	25	346
Changes in assets and liabilities:
Accounts receivable	(1,221)	(297)
Contract assets	3,153	(450)
Prepaid and other current assets	1,012	2,537
Deferred contract acquisition costs	(1,569)	(3,302)
Accounts payable	(1,101)	(655)
Accrued expenses	(148)	(428)
Deferred revenue	(34)	1,229
Net cash, cash equivalents and restricted cash used in operating activities	(11,185)	(36,524)
Cash flows from investing activities:
Purchases of property and equipment	(38)	(504)
Net cash, cash equivalents and restricted cash used in investing activities	(38)	(504)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility (Note 8)	3,500	21,000
Net cash, cash equivalents and restricted cash provided by financing activities	3,500	21,000
Effect of foreign currency exchange rates on cash	216	(862)
Net decrease in cash, cash equivalents and restricted cash	(7,507)	(16,890)
Cash, cash equivalents and restricted cash at beginning of period	13,004	27,463
Cash, cash equivalents and restricted cash at end of period	$5,497	$10,573

Cash and cash equivalents	$4,873	$9,100
Restricted cash	624	1,473
Cash, cash equivalents and restricted cash at end of period	$5,497	$10,573

	Six Months Ended
	June 30,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$—	$1,628
Interest exchanged for PIK Convertible Senior Notes (Note 8)	$2,063	$—
Cash paid for income taxes, net of refunds	$835	$1,064
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

The Company had cash and cash equivalents of $4.9 million at June 30, 2023, a loss from operations of $16.3 million for the six months ended June 30, 2023, and an accumulated deficit of $623.5 million at June 30, 2023. Current economic and market conditions have put pressure on our growth plans. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents are not sufficient to continue investing in growth, while at the same time meeting its obligations as they

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

become due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. In an effort to alleviate these conditions, management is currently evaluating various cost reduction and other alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The Company implemented two reductions in force in July 2022 and February 2023 as well as several other cost reduction initiatives, but, as of the date of issuance of these unaudited condensed consolidated financial statements, does not have any additional funding commitment in place. The actual amount that we may be able to raise under these alternatives will depend on market conditions and other factors, as well as limitations under our A&R Note Issuance Agreement (as defined in Note 8), the A&R Revolving Credit Agreement (as defined in Note 8) and the AF Note Issuance Agreement (as defined in Note 16). As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about our ability to continue as a going concern.
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
For the three and six months ended June 30, 2023 and 2022, the Company’s potential dilutive shares consist of shares of Appgate’s common stock underlying the Convertible Senior Notes that are convertible at any time at the option of the holders of the Convertible Senior Notes prior to their maturity - see Note 8.
These potentially dilutive shares have been excluded from diluted loss per share for the three months ended June 30, 2023 as the effect would be to reduce the net loss per share and have an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same for the three months ended June 30, 2023.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to common stockholders - basic	$(85,098)	$61,401	$(77,403)	$(7,701)
Add: Effect of mark-to-market adjustment recognized during the period	(3,449)	(92,020)	(23,083)	(45,877)
Net loss attributable to common stockholders - diluted	$(88,547)	$(30,619)	$(100,486)	$(53,578)

Denominator:
Weighted-average shares of common stock - basic	131,793,660	131,793,660	131,793,660	131,793,660
Effect from conversion of shares of common stock under the Convertible Senior Notes (Note 8)	—	10,982,805	14,799,360	10,982,805
Weighted-average shares of common stock - diluted	131,793,660	142,776,465	146,593,020	142,776,465

Basic (loss) income per share	$(0.65)	$0.47	$(0.59)	$(0.06)
Diluted loss per share	$(0.65)	$(0.21)	$(0.69)	$(0.38)
Note 3. Revenue
Disaggregation of Revenue
The following table summarizes our revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription revenue:
Multi-year subscription term-based licenses	$3,404	$4,179	$6,625	$7,010
1-year subscription term-based licenses	2,119	2,013	5,363	4,816
Total subscription term-based licenses	5,523	6,192	11,988	11,826
Subscription SaaS	2,063	2,142	4,125	4,438
Support and maintenance	904	965	1,824	1,898
Total subscription revenue	8,490	9,299	17,937	18,162
Perpetual licenses	173	351	490	507
Services and other	1,561	1,479	3,070	3,538
Total	$10,224	$11,129	$21,497	$22,207

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes revenue (in thousands) by country and main geography in which we operate based on the billing address of customers (including, for the avoidance of doubt, resellers and managed service providers) who have contracted with us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues by country (a):
United States	$5,032	$5,709	$10,980	$11,561
Colombia	889	1,282	1,839	2,909
Other	4,303	4,138	8,678	7,737
Total	$10,224	$11,129	$21,497	$22,207
Revenues by main geography:
US&C	$5,738	$6,280	$12,536	$12,987
LATAM	2,790	3,371	5,910	6,540
EMEA	992	853	1,961	1,525
APAC	704	625	1,090	1,155
Total	$10,224	$11,129	$21,497	$22,207
(a) Only the United States and Colombia represented 10% or more of our total revenue in any of the periods presented.
Significant Customers
No single customer (including, for the avoidance of doubt, resellers and managed service providers) accounted for 10% or more of the total revenue in any of the periods presented.
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
Contract liabilities consist of deferred revenue and include payments received in advance of performance under a customer contract. Such amounts are recognized as revenue over the remaining contractual period. During the three months ended June 30, 2023 and 2022, we recognized revenue of $2.3 million and $2.6 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related period. During the six months ended June 30, 2023 and 2022, we recognized revenue of $4.3 million and $4.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related period.
We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days to 45 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Unbilled receivables were $7.4 million and $10.6 million as of June 30, 2023 and December 31, 2022, respectively.
In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to provide customers with financing. Examples include invoicing at the beginning of a subscription term for SaaS services that do not contain variable consideration with revenue recognized ratably over the contract period, and multi-year on-premises licenses that

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

do not contain variable consideration that are invoiced annually with license revenue recognized upfront and support and maintenance revenue recognized ratably over the contract period.
Remaining Performance Obligations
The typical contractual term for term-based licenses and support and maintenance is one to three years. Most of our contracts are non-cancelable. However, customers typically have the right to terminate their contracts for cause if we fail to perform and cure within the applicable cure period. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $31.8 million. We expect to recognize 43% of the transaction price over the next 12 months, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2023	2022
Beginning balance	$4,611	$4,305
Capitalization of contract acquisition costs	1,311	6,146
Amortization of deferred contract acquisition costs	(1,770)	(5,951)
Impacts of foreign currency translation	170	111
Ending balance	$4,322	$4,611

Deferred contract acquisition costs, current	$1,522	$1,508
Deferred contract acquisition costs, noncurrent	$2,800	$3,103
We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize any impairment losses of deferred contract acquisition costs during the six months ended June 30, 2023 or 2022.
Sales commissions accrued but not paid as of June 30, 2023 and December 31, 2022 totaled $0.5 million and $0.9 million, respectively, and are included within accrued expenses in the condensed consolidated balance sheets.
Our fulfillment costs are generally not significant.
Note 4. Financial Instruments and Fair Value Measurements
Our financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, our debt and related accrued interest, embedded derivative liability and call option liability. The fair value of cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and our Revolving Credit Facility approximate their carrying value because of the short-term nature of these instruments.

The carrying value of our Convertible Senior Notes, net of issuance costs and discount, was $62.3 million and $73.8 million as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Convertible Senior Notes was estimated as $65.1 million and $64.6 million as of June 30, 2023 and December 31, 2022, respectively. The fair value was estimated using a discounted cash flow analysis with a yield based on our credit rating. These inputs are considered Level 3 inputs within the fair value hierarchy.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Recurring Fair Value Measurements

Debt Purchase Option

The fair value of the call option liability was estimated using a TF binomial lattice model as of June 30, 2023. The model leverages the note value nodes from the TF lattice model to determine the value of the Convertible Senior Notes over the term to expiry of the debt purchase option. Therefore, we have classified the call option liability as a Level 3 liability within the fair value hierarchy.

Embedded Derivative Liability

The fair value of the embedded derivative liability was estimated using a “with and without” approach as of June 30, 2023 and December 31, 2022:

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

Therefore, we have classified the embedded derivative liability as a Level 3 liability within the fair value hierarchy.

The following table summarizes fair value measurements by level at June 30, 2023 and December 31, 2022 for instruments measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2023
Financial liabilities:
Debt purchase option	$—	$—	$12,075	$12,075
Embedded derivative liability	—	—	75,458	75,458
December 31, 2022
Financial liability:
Embedded derivative liability	$—	$—	$19,700	$19,700

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Debt purchase option	Embedded derivative liability	Total liabilities
Balance at January 1, 2023	$—	$19,700	$19,700
Gain included in earnings	—	(19,634)	(19,634)
Balance as of March 31, 2023	—	66	66
Loss included in earnings	12,075	75,392	87,467
Balance as of June 30, 2023	$12,075	$75,458	$87,533
Balance at January 1, 2022	$—	$78,497	$78,497
Loss included in earnings	—	46,143	46,143
Balance as of March 31, 2022	—	124,640	124,640
Gain included in earnings	—	(92,020)	(92,020)
Balance as of June 30, 2022	$—	$32,620	$32,620

Except as otherwise stated below, the losses/gains related to the debt purchase option and the embedded derivative liability included in the previous table are reported in our condensed consolidated statements of operations within change in fair value of debt purchase option and change in fair value of embedded derivative liability, respectively. The loss amounts for the three months ended June 30, 2023 include $12.5 million and $78.8 million related to the debt purchase option and embedded derivative liability, respectively, reported in our condensed consolidated statement of operations within loss on extinguishment of debt.

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2023 or 2022. There were no other Level 3 liabilities outstanding during the three and six months ended June 30, 2023 or 2022.
The significant unobservable inputs used in the fair value measurement of our debt purchase option and embedded derivative liability at June 30, 2023 and December 31, 2022 are a volatility rate of 83.5% and 72.5%, respectively, and a bond yield of 16.36% and 21.78%, respectively. The expected volatility of our equity is estimated based on the historical volatility of our common stock and the remaining term of the Convertible Senior Notes of 4.6 years and 1.1 years at June 30, 2023 and December 31, 2022, respectively. We consider those inputs to be significant as changes in any of those inputs in isolation would result in significantly lower (higher) fair value measurement. Generally, a change in our volatility assumption will generate a directionally similar change in the overall value of the instrument, while a change in the bond yield will generate a directionally opposite change in the overall value of the instrument.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The historical rates are adjusted to reflect current and forward-looking information on macroeconomic factors affecting the ability of customers to settle the receivables by applying a forward-looking macroeconomic factor. Specific reserves are established for certain customers for which collection is doubtful.

The activity in the allowance for current expected credit losses was as follows (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2023	2022
Beginning balance	$52	$163
Provision for allowance for current expected credit losses	61	857
Write offs	(47)	(952)
Impacts of foreign currency translation	3	(16)
Ending balance	$69	$52

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

Prepaid and Other Current Assets
Our prepaid and other current assets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$1,988	$2,879
Withholding taxes	358	638
Total	2,346	3,517
Property and Equipment, Net
Our property and equipment, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$3,873	$3,912
Equipment and fixtures	4,073	4,078
	7,946	7,990
Less: accumulated depreciation and amortization	(6,702)	(6,373)
Property and equipment, net	$1,244	$1,617
During the three and six months ended June 30, 2023, we recognized depreciation and amortization expense on property and equipment of $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2022, we recognized depreciation and amortization expense on property and equipment of $0.2 million and $0.5 million, respectively.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Accrued Expenses
Our accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$4,198	$4,483
Accrued interest	—	3,506
Accrued services	1,923	1,092
Accrued income taxes	277	350
Accrued other taxes	894	767
Other	113	42
Total	$7,405	$10,240
Note 6. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $71.6 million as of June 30, 2023 and December 31, 2022.
Intangible Assets, Net
Our acquired intangible assets subject to amortization consist of customer relationships, trademarks and tradenames, and developed technology and were originally acquired by Cyxtera Technologies, Inc. (“Cyxtera”) when it acquired the entities that formed our wholly-owned subsidiary, Appgate Cybersecurity, Inc. (f/k/a Cyxtera Cybersecurity, Inc. d/b/a AppGate, “Legacy Appgate”). The useful lives of the assets were as follows: (i) customer relationships – 7.5 to 17.5 years, (ii) trademarks and tradenames – 8.5 to 14.5 years, and (iii) developed technology – 2.5 to 7.5 years. Acquired intangibles subject to amortization consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022			Weighted average remaining useful life (Years)
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$30,157	$(20,744)	$9,413	$30,157	$(19,064)	$11,093	3.2
Trademarks and tradenames	17,932	(9,430)	8,502	17,932	(8,826)	9,106	7.5
Developed technology	34,279	(29,715)	4,564	34,279	(28,029)	6,250	1.3
Total	$82,368	$(59,889)	$22,479	$82,368	$(55,919)	$26,449
We stopped offering our Compliance Sheriff product. As a result, during the six months ended June 30, 2022 we recorded a loss on abandonment of the related intangible assets (namely, trademarks and tradenames and developed technology) of $1.7 million (all of which was recorded during the first quarter of 2022). Other than the loss on abandonment, the main change in the carrying amount of each major class of intangible assets during each of the three and six months ended June 30, 2023 and 2022 was amortization, and to a lesser extent, foreign currency translation.
During the three and six months ended June 30, 2023, we recorded amortization expense on intangible assets of $2.0 million and $4.0 million, respectively. During the three and six months ended June 30, 2022, we recorded amortization expense on intangible assets of $2.1 million and $4.2 million, respectively. Amortization expense for all intangible assets, except our developed technology, was recorded within depreciation and amortization expense in the condensed consolidated statements of operations. Amortization expense for our developed technology was recorded within cost of revenue in the condensed consolidated statements of operations.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Future amortization expense of intangible assets is as follows (in thousands):

For the years ending:
Remaining 2023	$3,971
2024	7,377
2025	4,224
2026	2,297
2027	1,140
Thereafter	3,470
Total	$22,479
Impairment Tests
We perform annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. No impairment was recorded during the six months ended June 30, 2023 or 2022.
Note 7. Leases
We lease office space and certain colocation space under non-cancelable operating lease agreements. We are also party to agreements that have been determined to be short-term leases.
Operating Leases
The following is a summary of our operating lease costs for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$151	$218	$336	$492
Short-term lease cost	37	94	97	123
Variable lease cost	21	19	37	23
Total operating lease costs	$209	$331	$470	$638
The following table presents information about leases on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$1,406	$1,679
Operating lease liabilities, current	$576	$619
Operating lease liabilities, noncurrent	$1,013	$1,261
At June 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 3.2 years and 6.63%, respectively. At December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 3.5 years and 6.52%, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.
There were no right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2023 or 2022.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Maturities of operating lease liabilities consisted of the following as of June 30, 2023 (in thousands):

For the years ending:
Remaining 2023	$275
2024	548
2025	520
2026	355
2027	27
Thereafter	—
Total future minimum lease payments	1,725
Less: Imputed interest	(136)
Total	$1,589
Note 8. Debt
Our debt consists of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Convertible Senior Notes
Principal amount	$77,063	$75,000
Unamortized debt issuance costs and discount	(14,792)	(1,231)
Net carrying amount	62,271	73,769
Revolving Credit Facility
Principal amount	50,000	46,500
Unamortized debt issuance costs	(50)	—
Net carrying amount	49,950	46,500
Total debt	$112,221	$120,269
Interest expense, net was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense on Convertible Senior Notes	$1,202	$938	$2,408	$1,875
Interest expense on Revolving Credit Facility	$1,219	$209	$2,415	$209
Amortization of debt issuance costs and discount	771	198	982	393
Other, net	(19)	(2)	(42)	(3)
Total interest expense, net	$3,173	$1,343	$5,763	$2,474
Interest accrued but not paid as of June 30, 2023 totaled $6.3 million and is reported as accrued interest on long-term debt in the condensed consolidated balance sheet. Interest accrued but not paid as of December 31, 2022 totaled $3.5 million and is included within accrued expenses in the condensed consolidated balance sheet.

Convertible Senior Notes

On February 9, 2021, Legacy Appgate issued $50.0 million in aggregate principal amount of convertible senior notes due 2024 (the “Initial Convertible Senior Notes”) to various funds managed by Magnetar Financial LLC (“Magnetar”). In connection with the closing of the merger of Newtown Merger Sub, Corp. (“Merger Sub”) with and into

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Legacy Appgate, with Legacy Appgate surviving and becoming a wholly owned subsidiary of Appgate (the “Merger”), Legacy Appgate issued an additional $25.0 million in aggregate principal amount of convertible senior notes due 2024 to various funds managed by Magnetar (the “Additional Convertible Senior Notes” and together with the Initial Convertible Senior Notes and any PIK Convertible Senior Notes (as defined below), the “Convertible Senior Notes”). The Convertible Senior Notes were originally subject to the terms and conditions of a note issuance agreement (the “Original Note Issuance Agreement”) among Legacy Appgate, Legacy Appgate’s wholly owned domestic subsidiaries, and Magnetar, in its capacity as the representative (the “Representative”) of the holders of the Convertible Senior Notes (the “Noteholders”), and a note purchase agreement among Legacy Appgate and the Noteholders (the “Original Note Purchase Agreement”). Capitalized terms not otherwise defined in this Note 8 have the meanings ascribed to them in the A&R Note Issuance Agreement (as defined below).
We received net proceeds of $72.8 million from the issuance of the Initial Convertible Senior Notes and Additional Convertible Senior Notes, after deducting fees and expenses of $2.2 million. We recorded these fees and expenses as debt issuance costs that will be amortized over the term of the Convertible Senior Notes.
On February 1, 2023, Legacy Appgate issued approximately $2.1 million in PIK Convertible Senior Notes with respect to a single interest payment date.

Supplemental Agreement
On October 12, 2021, in connection with the closing of the Merger, Appgate (which at the time was Newtown Lane Marketing, Incorporated (“Newtown Lane”)) entered into a supplemental agreement (the “Supplemental Agreement”) with Legacy Appgate and Magnetar, as Representative of the Noteholders, pursuant to which Appgate, among other things, unconditionally guaranteed all of Legacy Appgate’s Obligations under the Original Note Issuance Agreement, including the Convertible Senior Notes, and assumed all of Legacy Appgate’s Conversion Obligations and Change of Control Conversion Obligations under the Original Note Issuance Agreement.
Amended and Restated Note Issuance Agreement; Amended and Restated Note Purchase Agreement; Amendment to Registration Rights Agreement

On June 9, 2023, Appgate, Legacy Appgate, Legacy Appgate’s domestic subsidiaries, Easy Solutions Japan, GK (“ES Japan”), Easy Solutions S.A.S. (“ES Colombia” and, collectively with the domestic subsidiaries, Appgate and ES Japan, the “Note Guarantors”), Magnetar, and U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “Collateral Agent”), entered into an amended and restated note issuance agreement (the “A&R Note Issuance Agreement”), pursuant to which the Original Note Issuance Agreement was amended and restated to (i) secure the obligations under the Convertible Senior Notes and the other related agreements with a first priority security interest in substantially all assets of Legacy Appgate and the Note Guarantors, (ii) extend the maturity date of the Convertible Senior Notes from February 9, 2024 to February 9, 2026, or, at Magnetar’s election, February 9, 2028 (in each case, unless earlier converted, redeemed, or repurchased), (iii) modify the financial covenant contained in the Original Note Issuance Agreement to provide that Appgate maintain liquidity of not less than $5.0 million as of the last day of each fiscal quarter (as further described below), (iv) increase the interest payable semi-annually under the Convertible Senior Notes from an annual rate of 5.00% if paid in cash or 5.50% if paid in kind to an annual rate of 8.00% if paid in cash or 8.50% if paid in kind, with such increase effective as of June 9, 2023, and (v) increase the conversion rate for each $1,000 principal amount of Convertible Senior Notes from 146.4374 shares of common stock of Appgate to a conversion rate of 527.17464 shares of common stock of Appgate; provided, that, in the event that Legacy Appgate fails to achieve Bookings (as defined in the A&R Note Issuance Agreement) of at least $15.0 million during the fiscal year ending December 31, 2023, the conversion rate will increase to 585.74960 shares of common stock of Appgate for each $1,000 principal amount of Notes (such increased number of shares of common stock into which the Notes may be converted, the “Additional Conversion Shares”). The Convertible Senior Notes are senior obligations of Legacy Appgate and unconditionally guaranteed, jointly and severally, by each of the Note Guarantors. The A&R Note Issuance Agreement includes certain affirmative and financial covenants we are required to satisfy (as further described below).

Additionally on June 9, 2023, Appgate, Legacy Appgate, and the lenders thereunder (the “Lenders”) entered into an amended and restated note purchase agreement (the “A&R Note Purchase Agreement”), pursuant to which the Original Note Purchase Agreement was amended and restated to (i) provide for the purchase by the Lenders of up to $15.0 million aggregate principal amount of additional Convertible Senior Notes in one or more subsequent closings on or prior to June

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

9, 2025 and (ii) amend all previously issued Convertible Senior Notes to reflect terms consistent with the A&R Note Issuance Agreement. Except for the foregoing, the terms of the A&R Note Purchase Agreement are substantially the same as the terms of the Original Note Purchase Agreement.

Pursuant to ASC 470-50-40-2, the restructuring of the Note Purchase Agreement into the A&R Note Purchase Agreement resulted in a debt extinguishment, following which we recognized a loss of $77.6 million.

Concurrently with the execution of the A&R Note Issuance Agreement, Appgate, Legacy Appgate, the Representative and the Noteholders entered into an amendment to registration rights agreement (the “Amendment to Registration Rights Agreement”), pursuant to which, Appgate would be obligated to file a registration statement by no later than October 31, 2023 to register the resale of certain securities of Appgate (including Appgate’s common stock issuable upon conversion of the Convertible Senior Notes) held by such Noteholders.

Other key terms of the Convertible Senior Notes, as of June 30, 2023, were as follows:

Interest. Interest on the Convertible Senior Notes is payable at Legacy Appgate’s election in cash, in kind (“PIK Interest”), or in a combination of cash and PIK Interest. The Convertible Senior Notes bear interest at the annual rate of 8.00% with respect to interest payments made in cash and 8.50% with respect to PIK Interest, with interest payable semi-annually on February 1 and August 1 of each year. Additional notes (“PIK Convertible Senior Notes”) to be issued for PIK Interest will have the same terms and conditions as the Convertible Senior Notes.

Conversion upon Change of Control. If Legacy Appgate undergoes a Change of Control other than the Merger prior to maturity, each holder of Convertible Senior Notes shall have the option to convert all or any portion of such Convertible Senior Notes into our common stock, subject to and in accordance with the terms of the A&R Note Issuance Agreement, including the applicable conversion rate thereunder.
Conversion. Other than upon a Change of Control, prior to maturity, each holder of the Convertible Senior Notes shall have the option to convert all or any portion of such Convertible Senior Notes into our common stock, subject to and in accordance with the terms of the A&R Note Issuance Agreement, including the applicable conversion rate thereunder.

Ranking; Guarantees; Conversion Obligations. The Convertible Senior Notes are senior obligations of Legacy Appgate and unconditionally guaranteed, jointly and severally, by each of the Note Guarantors. Upon the consummation of certain events resulting in Legacy Appgate becoming a direct or indirect subsidiary of any person (including the Merger), such acquiring person, any direct or indirect parent company thereof and each subsidiary thereof (immediately prior to such event) shall unconditionally guarantee Legacy Appgate’s Obligations and assume all of Legacy Appgate’s Conversion Obligations and Change of Control Conversion Obligations and, upon such assumption, Legacy Appgate shall be released from its Conversion Obligations and Change of Control Conversion Obligations.
Repurchase Upon a Fundamental Change. Upon the occurrence of a Fundamental Change, each holder of Convertible Senior Notes shall have the option to require Legacy Appgate to repurchase for cash all or any portion of such Convertible Senior Notes, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon, subject to and in accordance with the terms of the A&R Note Issuance Agreement.

Repurchase Upon a Change of Control. Upon the occurrence of a Change of Control, each holder of Convertible Senior Notes shall have the option to require Legacy Appgate to repurchase for cash all or any portion of such Convertible Senior Notes, at a repurchase price equal to 110% of the principal amount thereof, plus accrued and unpaid interest thereon, subject to and in accordance with the terms of the A&R Note Issuance Agreement.

Covenants. The A&R Note Issuance Agreement contains restrictive covenants that, among other things, generally limit the ability of our and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue Disqualified Stock; (ii) create liens; (iii) pay dividends, acquire shares of capital stock, or make investments; (iv) issue guarantees; (v) sell assets and (vi) enter into transactions with affiliates. The A&R Note Issuance Agreement also contains a financial covenant that requires that we maintain liquidity of not less than $5.0 million as of the last day of each fiscal quarter. As of June 30, 2023, we had $4.9 million in cash and cash equivalents, and on June 30, 2023, the Representative and the Noteholders waived our noncompliance with the above-mentioned liquidity financial covenant with respect to the

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

last day of June 2023. The foregoing restrictive covenants are subject to a number of important exceptions and qualifications, as set forth in the A&R Note Issuance Agreement.
Events of Default. The A&R Note Issuance Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: (i) nonpayment of principal or interest; (ii) breach of covenants or other agreements in the A&R Note Issuance Agreement; (iii) defaults under certain other indebtedness; and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the A&R Note Issuance Agreement, Magnetar or the holders of at least 25% in aggregate principal amount of the Convertible Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all the Convertible Senior Notes immediately due and payable.
No Registration. The Convertible Senior Notes and any Appgate common stock to be issued upon conversion of the Convertible Senior Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements. This description of the A&R Note Issuance Agreement and the Convertible Senior Notes does not constitute an offer to sell, or the solicitation of an offer to buy, any securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful.
If the holders have not converted the Convertible Senior Notes and the Convertible Senior Notes have not been redeemed by the maturity date, Legacy Appgate must repay the outstanding principal amount and accrued interest.
Embedded Derivative Liability

The Convertible Senior Notes contain (i) call options to be settled in cash upon the occurrence of a Change of Control (other than the Merger), (ii) put options to be settled in cash contingent upon the occurrence of a Fundamental Change or a Change of Control (other than the Merger) and (iii) a default interest rate increase of 1.5% applicable upon the occurrence of an event of default. Appgate evaluated these embedded redemption features under the guidance of ASC 815, Derivatives and Hedging, and determined that a redemption feature contained a substantial premium requiring bifurcation at fair value. However, management determined the probability of a Change of Control to be remote and as such the fair value of the embedded redemption feature has been estimated to be zero. Management also evaluated the contingent interest feature and determined the likelihood of payment to be remote. Accordingly, the fair value of the contingent interest feature was also estimated to be zero. Lastly, management evaluated the embedded conversion feature, and determined that following the closing of the Merger, this embedded feature meets the net settlement criterion under ASC 815-15-25. Consequently, the automatic conversion meets the criteria under ASC 815-15-25-1(c). For an embedded feature to be bifurcated, it must meet all three criteria in ASC 815-15-25-1. Therefore, this embedded feature requires bifurcation. Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of the Noteholders to receive 40,625,392 shares of our common stock upon conversion of the Convertible Senior Notes at any time (the “conversion feature”). The embedded derivative liability is presented as a non-current liability in our condensed consolidated balance sheets and is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of our condensed consolidated statements of operations. We will continue to adjust the embedded derivative liability for changes in fair value until the underlying conversion feature is exercised, redeemed, cancelled or expires.
As of June 30, 2023 and December 31, 2022, the carrying amount of this embedded derivative included in our condensed consolidated balance sheets was $75.5 million and $19.7 million, respectively. The fair value of this derivative is estimated using Level 3 inputs in the fair value hierarchy on a recurring basis. Refer to Note 4 – Financial Instruments and Fair Value Measurements. Based on the estimated value of the derivative at June 30, 2023, if the Noteholders were to exercise the conversion feature, they would not receive any excess over the aggregate principal amount on the Convertible Senior Notes.

Revolving Credit Facility
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Original Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility (the “Revolving Credit Facility”).

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On June 9, 2023, Appgate, Legacy Appgate, Legacy Appgate’s domestic subsidiaries and SIS Holdings entered into an amended and restated revolving credit agreement (the “A&R Revolving Credit Agreement”), pursuant to which the Original Revolving Credit Agreement was amended and restated to (i) secure the obligations under the A&R Revolving Credit Agreement with a second priority security interest in substantially all assets of Legacy Appgate, Appgate and Legacy Appgate’s domestic subsidiaries, (ii) extend the maturity date of the facility from June 30, 2023 to either August 9, 2026, or, if Magnetar elects to extend the maturity date of the Convertible Senior Notes to February 9, 2028, to August 9, 2028, and (iii) modify the financial covenant contained in the Original Revolving Credit Agreement to provide that Appgate maintain liquidity of not less than $5.0 million as of the last day of each fiscal quarter. Indebtedness under the A&R Revolving Credit Agreement is contractually subordinated to the Convertible Senior Notes. Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.00% per annum, payable in cash on the maturity date. All obligations under the A&R Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries.

The A&R Revolving Credit Agreement is subject to customary terms, covenants and conditions. Those covenants include restrictions on our ability to, among other things, incur additional debt and issue disqualified stock; create liens; pay dividends, acquire shares of capital stock, or make certain investments; issue guarantees; sell certain assets and enter into transactions with affiliates. The A&R Revolving Credit Agreement also contains a financial covenant that requires that we maintain liquidity of not less than $5.0 million as of the last day of each fiscal quarter. As of June 30, 2023, we had $4.9 million in cash and cash equivalents, and on June 30, 2023, SIS Holdings waived our noncompliance with the above-mentioned liquidity financial covenant with respect to the last day of June 2023.

During the six months ended June 30, 2023, we borrowed $3.5 million under the Revolving Credit Facility, all of which remained outstanding as of June 30, 2023, and, when aggregated with the $46.5 million previously borrowed in 2022, resulted in a total of $50.0 million outstanding as of June 30, 2023.
Note 9. Commitments and Contingencies
Letters of Credit
As of June 30, 2023 and December 31, 2022, we had $0.6 million and $1.5 million, respectively, in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee a subsidiary’s performance under contracts with customers and as a guarantee under the Company’s corporate credit card line. As of June 30, 2023, no amounts had been drawn on any of these irrevocable stand-by letters of credit.
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services, such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of June 30, 2023, we had outstanding non-cancelable purchase obligations with terms of 12 months or longer aggregating $3.1 million.
Legal Contingencies
We may be subject to legal proceedings and litigation arising from time to time. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. We periodically evaluate developments in our legal matters that could affect the amount of liability that we accrue, if any, and adjust, as appropriate. Until the final resolution of any such matter for which we may be required to record a liability, there may be a loss exposure in excess of the liability recorded and such amount could be significant. We expense legal fees as incurred. As of June 30, 2023 and December 31, 2022, the Company was not a party to, and the Company is not currently party to, any litigation that would have a material adverse effect on the Company’s condensed consolidated financial statements.
Note 10. Profit Interest Units of SIS Holdings LP
SIS Holdings adopted the SIS Holdings LP Class B Unit Plan (the “SIS Holdings Plan”) in May 2017. All outstanding awards, including, but not limited to, awards to employees of Appgate (or a subsidiary thereof), under the SIS Holdings Plan were issued in 2017, 2018 and 2019. Equity-based compensation costs were as follows for the three and six

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

months ended June 30, 2023 and 2022 and are included in the following captions in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$—	$—	$—	$62
Sales and marketing	—	81	42	162
Total	$—	$81	$42	$224
No related income tax benefit was recognized as of June 30, 2023 or December 31, 2022.

As of June 30, 2023, all Class B units had vested under the SIS Holdings Plan.

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
During the three and six months ended June 30, 2023, our Board of Directors (or a designee thereof) approved certain grants of long-term incentive awards to executives, employees, officers and consultants of the Company (or a subsidiary thereof). To date, grants under the 2021 Plan have been given as restricted stock units (“RSUs”) and phantom stock units (“PSUs”). Awards of RSUs have been given as time-based awards and/or performance-based awards under the 2021 Plan. All PSUs have been given as performance-based awards. The vesting of the performance-based awards is dependent upon certain conditions, including service and/or performance conditions as defined in the grants. Our Executive Chairman and Chairman of our Board of Directors received a time-based award, the Chairman Award, which entitled him to receive a specific number of shares of the Company’s common stock on the vesting date. Such Chairman Award originally vested no later than December 31, 2022 but was cancelled on December 23, 2022.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes nonvested RSUs and PSUs activity for the three and six months ended June 30, 2023:

	RSUs				PSUs
	Time-based		Performance-based		Performance-based
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2022	—	$—	9,210,180	$13.29	49,878	$13.07
Granted	—	—	1,000,000	1.85	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	(1,733,377)	10.02	(2,293)	14.39
Nonvested at March 31, 2023	—	—	8,476,803	11.12	47,585	13.25
Granted	—	—	1,318	1.70	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	(290,145)	8.96	(495)	11.99
Nonvested at June 30, 2023	—	$—	8,187,976	$8.59	47,090	$12.87
Nonvested at December 31, 2021	—	$—	—	$—	—	$—
Granted	1,102,217	13.00	4,436,129	13.14	58,519	13.17
Vested	—	—	—	—	—	—
Forfeited	—	—	(107,748)	13.00	(1,433)	13.00
Nonvested at March 31, 2022	1,102,217	13.00	4,328,381	13.14	57,086	13.17
Granted	—	—	192,869	12.81	5,145	11.14
Vested	—	—	—	—	—	—
Forfeited	—	—	(97,974)	13.15	(4,661)	12.86
Nonvested at June 30, 2022	1,102,217	$13.00	4,423,276	$13.13	57,570	$13.02

For the three and six months ended June 30, 2022, we recognized $3.6 million and $7.2 million, respectively, of equity-based compensation expense related to the 2021 Plan (compared to nil for the three and six months ended June 30, 2023). This amount is included in general and administrative expenses in the unaudited condensed consolidated statement of operations.
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

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Matching contributions to the 401(k) Plan were as follows for the three and six months ended June 30, 2023 and 2022 and are included in the following captions in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$37	$133	$69	$219
Sales and marketing	63	313	139	538
Research and development	14	227	27	382
General and administrative	22	112	45	171
Total	$136	$785	$280	$1,310
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
Income tax expense for the three and six months ended June 30, 2023 was $0.4 million and $1.1 million, respectively. Income tax expense for the three and six months ended June 30, 2023 was different than the amount expected at the statutory federal income tax rate primarily due to changes in the valuation allowance, the loss on extinguishment of debt and the change in the fair value of our embedded derivative liability, both of which are not tax deductible, state taxes, and foreign withholding taxes. The Company has determined that the tax effects of the change in the fair value of its embedded derivative liability cannot reliably be estimated. Accordingly, the discrete-period computation method has been used and the annual effective tax rate may change significantly once included.
Income tax expense for the three and six months ended June 30, 2022 was $0.8 million and $1.1 million, respectively. Income tax expense for the three and six months ended June 30, 2022 was different than the amount expected at the statutory federal income tax rate primarily due to foreign withholding taxes, changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, and state taxes. The Company has determined that the tax effects of the change in the fair value of its embedded derivative liability cannot reliably be estimated. Accordingly, the discrete-period computation method has been used and the annual effective tax rate may change significantly once included.
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
Note 15. Related Party Transactions
Revolving Credit Facility with SIS Holdings
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings, our controlling stockholder, owning approximately 89% of our issued and outstanding common stock, entered into the Original Revolving Credit Agreement. On June 9, 2023, the parties entered into the A&R Revolving Credit Agreement. See Note 8 for more information regarding the entry into the Original Revolving Credit Agreement and the A&R Revolving Credit Agreement.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Commercial Related Party Transactions with Cyxtera
Three current members of our Board of Directors also serve on the board of directors of Cyxtera. Legacy Appgate maintains a number of ordinary course commercial relationships, both as a customer and service provider, with Cyxtera.
For instance, Cyxtera purchases certain cybersecurity products and services from Legacy Appgate, including licenses for Legacy Appgate cybersecurity software and training. During each of the three and six months ended June 30, 2023 and 2022, revenue recognized by Legacy Appgate from these licenses was insignificant. There were no open receivables from Cyxtera (and/or its subsidiaries) as of June 30, 2023. As of December 31, 2022, Legacy Appgate had receivables from Cyxtera (and/or its subsidiaries) for $4 thousand under these agreements.
Cyxtera also provides Legacy Appgate certain data center co-location and CXD services. During the three and six months ended June 30, 2023, Cyxtera charged Legacy Appgate $0.1 million and $0.2 million, respectively, for those services. During the three and six months ended June 30, 2022, Cyxtera charged Legacy Appgate $0.1 million and $0.2 million, respectively, for those services. As of June 30, 2023 and December 31, 2022, Legacy Appgate had payables to Cyxtera for $0.2 million and $0.1 million, respectively, under these agreements.
Transactions with Director Affiliated Companies

Two current members of our Board of Directors currently serve on the board of directors of Chewy, Inc. (“Chewy”), an American online retailer of pet food and other pet-related products. During the three and six months ended June 30, 2023, Legacy Appgate charged Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) $0.4 million and $0.5 million, respectively, and recognized revenue of $0.3 million and $0.4 million, respectively, under contracts with Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy). During the three and six months ended June 30, 2022, Legacy Appgate charged Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) $0.3 million and $0.4 million, respectively, and recognized revenue of $0.2 million and $0.3 million, respectively, under contracts with Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy). As of June 30, 2023, Legacy Appgate had receivables from Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) for $0.5 million under these agreements. There were no open receivables from Chewy (or the channel partner reselling certain cybersecurity products provided to Chewy) as of December 31, 2022.

One current member of our Board of Directors currently serves on the board of directors of PetSmart, Inc. (“PetSmart”). During the three and six months ended June 30, 2023, Legacy Appgate charged PetSmart $0.1 million and recognized revenue in the same amount from its contract with PetSmart (all of which was charged and recognized during the second quarter of 2023). During the three and six months ended June 30, 2022, Legacy Appgate charged PetSmart $0.1 million and recognized revenue in the same amount from its contract with PetSmart (all of which was charged and recognized during the first quarter of 2022). There were no open receivables from PetSmart as of June 30, 2023 or December 31, 2022.
Other Related Party Transactions

CenturyLink Communications, LLC (“CenturyLink”), an approximate 10.4% owner of SIS Holdings as of June 30, 2023 and, as a result, an indirect beneficial owner of the Company, is a reseller of certain of our products and services. During the three and six months ended June 30, 2023, Legacy Appgate charged CenturyLink $0.2 million and $0.4 million, respectively, under contracts for certain cybersecurity products provided by Legacy Appgate to CenturyLink for resale by CenturyLink to end users (amounts for the comparative periods of 2022 were $0.4 million and $0.6 million, respectively). During the three and six months ended June 30, 2023, Legacy Appgate recognized $0.4 million and $0.6 million, respectively, as revenue from these contracts (amounts for the comparative periods of 2022 were $0.2 million and $0.5 million, respectively). As of June 30, 2023 and December 31, 2022, Legacy Appgate had receivables from CenturyLink for $0.2 million and $0.1 million, respectively, under these agreements.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Subsequent Events
Appgate, Inc. 2021 Incentive Compensation Plan
As of August 28, 2023, there were no time-based RSUs, 8,305,301 performance-based RSUs, and 46,958 performance-based PSUs issued and outstanding to participants under the 2021 Plan, which performance-based RSUs and performance-based PSUs were subject to certain vesting criteria. As of August 28, 2023, none of the awards had vested.

AF Note Issuance Agreement; AF Purchase Agreement

On July 20, 2023, Legacy Appgate and Appgate entered into a Note Purchase Agreement (the “AF Note Purchase Agreement”) with Appgate Funding, LLC (“Appgate Funding”) and a Note Issuance Agreement (the “AF Note Issuance Agreement”) with Legacy Appgate’s wholly owned domestic subsidiaries and Appgate Funding (the AF Note Purchase Agreement and the AF Note Issuance Agreement, collectively, the “AF Note Agreements”).

Pursuant to the AF Note Agreements, Legacy Appgate issued and sold to Appgate Funding $2.5 million aggregate principal amount of convertible notes due 2026 (the “Initial AF Convertible Notes”) on July 20, 2023. In addition, pursuant to the terms of the AF Note Purchase Agreement, Appgate Funding or its affiliates has the right to purchase up to an additional $27.5 million in AF Convertible Notes on or prior to July 20, 2025 (any such notes, “Additional AF Convertible Notes”, and together with the Initial AF Convertible Notes, the “AF Convertible Notes”). On August 21, 2023, Legacy Appgate issued and sold to Appgate Funding $2.0 million aggregate principal amount of Additional AF Convertible Notes. The AF Convertible Notes mature on May 9, 2026, subject to extension to May 9, 2028 at the election of either Appgate Funding or the Representative under the Convertible Senior Notes. Indebtedness under the AF Convertible Notes is contractually subordinated to the Convertible Senior Notes.

Interest on the AF Convertible Notes is payable at Legacy Appgate’s election in cash, as PIK Interest, or in a combination of cash and PIK Interest; provided, that Legacy Appgate may not pay cash interest prior to July 20, 2024. The AF Convertible Notes bear interest at the annual rate of 9.50%, regardless of whether interest is paid in cash or in PIK Interest, with interest payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2024. Additional notes to be issued for PIK Interest will have the same terms and conditions as the AF Convertible Notes. At any time prior to maturity, the AF Convertible Notes are convertible, at the option of Appgate Funding, into shares of common stock of Appgate at a rate of 585.74960 shares for each $1,000 principal amount of AF Convertible Notes. In addition, Legacy Appgate’s obligations under the AF Convertible Notes and other related agreements are secured by a second priority security interest in favor of Appgate Funding in substantially all assets of Appgate, Legacy Appgate and Legacy Appgate’s domestic subsidiaries.

Other key terms of the AF Convertible Notes follow:

Guarantees. The AF Convertible Notes are unconditionally guaranteed jointly and severally by Appgate and Legacy Appgate’s domestic subsidiaries.

Conversion upon Change of Control. If Legacy Appgate undergoes a Change of Control prior to maturity, each holder of AF Convertible Notes shall have the option to convert all or any portion of such AF Convertible Notes into our common stock, subject to and in accordance with the terms of the AF Note Issuance Agreement, including the applicable conversion rate thereunder.

Conversion. Other than upon a Change of Control, prior to maturity, each holder of the AF Convertible Notes shall have the option to convert all or any portion of such AF Convertible Notes into our common stock, subject to and in accordance with the terms of the AF Note Issuance Agreement, including the applicable conversion rate thereunder.

Repurchase Upon a Fundamental Change. Upon the occurrence of a fundamental change, each holder of AF Convertible Notes shall have the option to require Legacy Appgate to repurchase for cash all or any portion of such holder’s AF Convertible Notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon, subject to and in accordance with the terms of the AF Note Issuance Agreement.

Repurchase Upon a Change of Control. Upon the occurrence of a change of control, each holder of AF Convertible Notes shall have the option to require Legacy Appgate to repurchase for cash all or any portion of such holder’s AF Convertible Notes at a repurchase price equal to 110% of the principal amount thereof plus accrued and unpaid interest thereon, subject to and in accordance with the terms of the AF Note Issuance Agreement.

Appgate, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Covenants. The AF Note Issuance Agreement contains restrictive covenants that, among other things, generally limit the ability of Appgate and certain of its subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue disqualified stock; (ii) create liens; (iii) pay dividends, acquire shares of capital stock, or make investments; (iv) issue guarantees; (v) sell assets and (vi) enter into transactions with affiliates. The AF Note Issuance Agreement also contains a financial covenant that requires that Appgate maintain liquidity of not less than $5.0 million as of the last day of each fiscal quarter. The foregoing restrictive covenants are subject to a number of important exceptions and qualifications, as set forth in the AF Note Issuance Agreement.

Events of Default. The AF Note Issuance Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: (i) nonpayment of principal or interest; (ii) breach of covenants or other agreements in the AF Note Issuance Agreement; (iii) defaults under certain other indebtedness; and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the AF Note Issuance Agreement, holders of at least 25% in aggregate principal amount of the AF Convertible Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all the AF Convertible Notes immediately due and payable.

No Registration. The AF Convertible Notes and any Appgate common stock to be issued upon conversion of the Convertible Senior Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements. This description of the AF Note Issuance Agreement and the AF Convertible Notes does not constitute an offer to sell, or the solicitation of an offer to buy, any securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful.

If the holders have not converted the AF Convertible Notes and the AF Convertible Notes have not been redeemed by the maturity date, Legacy Appgate must repay the outstanding principal amount and accrued interest.

AF Registration Rights Agreement

Concurrently with the execution of the AF Note Agreements, Appgate and Appgate Funding entered into a registration rights agreement (the “AF Registration Rights Agreement”), pursuant to which, Appgate is obligated to file a registration statement by no later than October 31, 2023 to register the resale of certain securities of Appgate (including Appgate’s common stock issuable upon conversion of the AF Convertible Notes) held by Appgate Funding.

Amendment to A&R Revolving Credit Agreement

Concurrently with the execution of the AF Note Agreements, Appgate, Legacy Appgate, Legacy Appgate’s domestic subsidiaries and SIS Holdings entered into an amendment to the A&R Revolving Credit Agreement, pursuant to which the A&R Revolving Credit Agreement was amended to (i) allow for the issuance of the AF Convertible Notes and the grant of a second priority security interest to Appgate Funding to secure the obligations under the AF Convertible Notes and (ii) secure the obligations under the A&R Revolving Credit Agreement with a third priority security interest in substantially all assets of Legacy Appgate, Appgate and Legacy Appgate’s domestic subsidiaries. Except for the foregoing, the material terms of the A&R Revolving Credit Agreement remain unchanged.

PIK Convertible Senior Notes

On August 1, 2023, Legacy Appgate issued approximately $2.5 million in PIK Convertible Senior Notes with respect to a single interest payment date.

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

Our revenue decreased from $11.1 million for the three months ended June 30, 2022 to $10.2 million for the three months ended June 30, 2023, a decrease of 8%, and decreased from $22.2 million for the six months ended June 30, 2022 to $21.5 million for the six months ended June 30, 2023, a decrease of 3%.

We sell our solutions primarily through a recurring revenue license model or subscription, and we employ a ‘land and expand’ strategy to generate incremental revenue through the addition of new users and the sale of additional products. Our annual recurring revenue (“ARR”) was $33.8 million and $31.8 million at June 30, 2023 and 2022, respectively. Our dollar-based net retention rates were 95% and 93% at June 30, 2023 and 2022, respectively. Our number of customers generating over $100,000 ARR was 69 and 70 at June 30, 2023 and 2022, respectively, driven by elevated C-suite and board level dialogue and customer prioritization of a Zero Trust posture. See “— Key Business Metrics” for additional information regarding ARR and dollar-based net retention rate.

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
A&R Note Issuance Agreement and PIK Convertible Senior Notes

On June 9, 2023, we entered into the A&R Note Issuance Agreement, which among other things, increased the interest rate under the Convertible Senior Notes (as defined herein). See Note 8 of Part I, Item 1, “Financial Statements” of this Quarterly Report for more information on the A&R Note Issuance Agreement and Convertible Senior Notes. We expect our interest expense to increase in subsequent periods as a result of the related increase in interest rate following the entering into of the A&R Note Issuance Agreement. In addition, to the extent we continue to issue PIK Convertible Senior Notes (as defined below) in an effort to preserve cash, we expect interest expense to increase in subsequent periods given the higher interest rate related to PIK Convertible Senior Notes.
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

The table below sets forth our ARR as of the end of the periods indicated below (in thousands):

	Six Months Ended June 30,
	2023	2022
ARR	$33,776	$31,832
Change $	$1,944
Change %	6%
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
The below table sets forth our total customers and customers with ARR above $100,000 as of the end of the periods indicated below:

	June 30,
	2023	2022
Total customers	658	599
Customers with ARR above $100,000	69	70
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
Our dollar-based net retention rate was 95% and 93% at June 30, 2023 and 2022, respectively.
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

Subscription revenue represented approximately 83% of our revenue for each of the three and six months ended June 30, 2023, and approximately 84% and 82% of our revenue for the three and six months ended June 30, 2022, respectively. We expect that a majority of our revenue will continue to be from subscriptions for the foreseeable future, and we expect that subscription revenue as a percentage of total revenue will increase over time. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

For each of the three and six months ended June 30, 2023, approximately 2% of our revenue was from perpetual licenses. For the three and six months ended June 30, 2022, approximately 3% and 2%, respectively, of our revenue was from perpetual licenses.

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

For the three and six months ended June 30, 2023, approximately 15% and 14%, respectively, of our revenue was from services and other. For the three and six months ended June 30, 2022, approximately 13% and 16%, respectively, of our revenue was from services and other.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues by country (a):
United States	$5,032	$5,709	$10,980	$11,561
Colombia	889	1,282	1,839	2,909
Other	4,303	4,138	8,678	7,737
Total	$10,224	$11,129	$21,497	$22,207
Revenues by main geography:
US&C	$5,738	$6,280	$12,536	$12,987
LATAM	2,790	3,371	5,910	6,540
EMEA	992	853	1,961	1,525
APAC	704	625	1,090	1,155
Total	$10,224	$11,129	$21,497	$22,207
(a) Only the United States and Colombia represented 10% or more of our total revenue in any of the periods presented.
No single customer (including, for the avoidance of doubt, resellers and managed service providers) accounted for 10% or more of our total revenue in any of the periods presented.
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

Change in Fair Value of Debt Purchase Option

We have recognized debt purchase option liability associated to the Convertible Senior Notes. The liability is recognized at fair value and is subsequently remeasured at its estimated fair value on a recurring basis at the end of each reporting period, with changes in estimated fair value recognized as change in fair value of debt purchase option in our condensed consolidated statements of operations.

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

Loss on Extinguishment of Debt

We have recognized a loss on extinguishment of debt in connection with the June 9, 2023 amendment and restatement of the Convertible Senior Notes. For more information regarding the A&R Note Issuance Agreement and Convertible Senior Notes, see Note 8 to the unaudited condensed consolidated financial statements.

Interest Expense

Interest expense consists primarily of interest incurred on our obligations under the Convertible Senior Notes and the Revolving Credit Facility. See “Liquidity and Capital Resources” below.
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

	Three Months Ended June 30,		Variance %	Six Months Ended June 30,		Variance %
	2023	2022		2023	2022
Revenue	$10,224	$11,129	8%	$21,497	$22,207	3%
Cost of revenue, exclusive of amortization shown below	3,615	5,294	32%	7,488	9,792	24%
Amortization expense	843	954	12%	1,686	1,908	12%
Total cost of revenue	4,458	6,248	29%	9,174	11,700	22%
Gross profit	5,766	4,881	18%	12,323	10,507	17%
Operating expenses:
Sales and marketing	5,146	15,905	68%	11,209	28,141	60%
Research and development	2,928	4,100	29%	5,701	7,434	23%
General and administrative	4,114	9,595	57%	9,014	18,057	50%
Transaction costs	—	2,059	nm	—	2,059	nm
Depreciation and amortization	1,352	1,377	2%	2,707	2,746	1%
Loss on abandonment of assets	—	—	nm	—	1,658	nm
Total operating expenses	13,540	33,036	59%	28,631	60,095	52%
Loss from operations	(7,774)	(28,155)	72%	(16,308)	(49,588)	67%
Change in fair value of debt purchase option	432	—	nm	432	—	nm
Change in fair value of embedded derivative liability	3,449	92,020	96%	23,083	45,877	50%
Interest expense, net	(3,173)	(1,343)	136%	(5,763)	(2,474)	133%
Loss on extinguishment of debt	(77,553)	—	nm	(77,553)	—	nm
Other expenses, net	(104)	(276)	62%	(170)	(380)	55%
(Loss) income from operations before income taxes	(84,723)	62,246	nm	(76,279)	(6,565)	1062%
Income tax expense	(375)	(845)	56%	(1,124)	(1,136)	1%
Net (loss) income	$(85,098)	$61,401	239%	$(77,403)	$(7,701)	905%
nm = not meaningful
Revenue
Revenue was as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Variance %	Six Months Ended June 30,		Variance %
	2023	2022		2023	2022
Subscription revenue	$8,490	$9,299	9%	17,937	18,162	1%
Perpetual licenses	173	351	51%	490	507	3%
Services and other	1,561	1,479	6%	3,070	3,538	13%
Total	$10,224	$11,129	8%	$21,497	$22,207	3%
Three Months Ended June 30, 2023 and 2022

Revenue decreased by $0.9 million, or 8%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease in revenue was primarily attributable to an overall decrease in multi-year subscription term-based licenses as further explained below, combined with slight decreases in subscription SaaS and support and maintenance revenue, and perpetual licenses revenue. These decreases were partially offset by increases in one-year subscription term-based licenses and services and other revenue.

Subscription revenue accounted for 83% and 84% of our total revenue for the three months ended June 30, 2023 and 2022, respectively. Subscription revenue decreased $0.8 million, or 9%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease in subscription revenue was driven by a $0.6 million decrease in revenue from sales to existing customers and a $0.2 million decrease in revenue from sales to new customers. Approximately $0.7 million of the decrease in revenue from existing customers was in multi-year subscription term-based licenses, partially offset by a $0.1 million increase in revenue from one-year subscription term-based licenses. In turn, approximately $0.3 million of the decrease in revenue from new customers was in multi-year subscription term-based licenses, partially offset by a $0.1 million increase in revenue from one-year subscription term-based licenses. Our dollar-based net retention rate was 95% at June 30, 2023, up from 93% at June 30, 2022.

Perpetual licenses revenue accounted for 2% and 3% of our total revenue for the three months ended June 30, 2023 and 2022, respectively. Perpetual licenses revenue decreased $0.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease in perpetual license revenue was driven by higher sale and deployment of new perpetual licenses in 2022 that did not reoccur in 2023. We expect this trend to continue as demand for term-based license and SaaS subscriptions continue to grow over time.

Services and other revenue accounted for 15% and 13% of our total revenue for the three months ended June 30, 2023 and 2022, respectively. Services and other revenue increased $0.1 million, or 6%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase in services and other revenue was primarily the result of an overall increase in service hours billed to customers during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Six Months Ended June 30, 2023 and 2022

Revenue decreased by $0.7 million, or 3%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The overall decrease in revenue was primarily attributable to a decrease in services and other revenue, combined with an overall decrease in subscription revenue as further explained below.

Subscription revenue accounted for 83% and 82% of our total revenue for the six months ended June 30, 2023 and 2022, respectively. Subscription revenue decreased $0.2 million, or 1%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease in subscription revenue was driven by a $1.3 million decrease in revenue from sales to new customers, partially offset by a $1.1 million increase in revenue from sales to existing customers. Approximately $1.1 million of the decrease in revenue from new customers was from multi-year subscription term-based licenses, and $0.2 million from one-year subscription term-based licenses. In turn, approximately $0.6 million of the increase in revenue from existing customers was from one-year subscription term-based licenses and $0.5 million from multi-year subscription term-based licenses.

Perpetual licenses revenue accounted for 2% of our total revenue for each of the six months ended June 30, 2023 and 2022.

Services and other revenue accounted for 14% and 16% of our total revenue for the six months ended June 30, 2023 and 2022, respectively. Services and other revenue decreased $0.5 million, or 13%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease in services and other revenue was primarily the result of an overall decrease in service hours billed to customers during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022.
Cost of Revenue

Total cost of revenue decreased by $1.8 million, or 29%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease in total cost of revenue was primarily due to a decrease of $1.7 million in other cost of revenue and a decrease of $0.1 million in amortization of developed technology. Total cost of revenue decreased by $2.5 million, or 22%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in total cost of revenue was primarily due to a decrease of $2.3 million in other cost of revenue and a decrease of $0.2 million in amortization of developed technology.

The decreases in other cost of revenue were primarily as a result of a decrease in personnel costs from lower headcount, and to a lesser extent from a decrease in subscription and hosting costs and contracted services. Operations headcount decreased by 17 positions from 170 at June 30, 2022 to 153 at June 30, 2023. The decrease in amortization of developed technology is related to the abandonment of the Compliance Sheriff related developed technology in 2022.
Gross Profit
Gross profit totaled $5.8 million for the three months ended June 30, 2023, an increase of $0.9 million, or 18%, as compared to the three months ended June 30, 2022. Gross profit totaled $12.3 million for the six months ended June 30, 2023, an increase of $1.8 million, or 17%, as compared to the six months ended June 30, 2022. The increases for the three and six months ended June 30, 2023 were the result of the factors described above under “Revenue” and “Cost of Revenue”.
Operating Expenses
Total operating expenses decreased by $19.5 million, or 59%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Total operating expenses decreased by $31.5 million, or 52%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The factors that contributed to these decreases in operating expenses are detailed below.
Sales and marketing expenses decreased by $10.8 million, or 68%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Sales and marketing expenses decreased by $16.9 million, or 60%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. These decreases were primarily the result of a decrease in personnel costs from lower headcount on both the sales and marketing teams following the Reductions, and to a lesser extent, lower investment in marketing and advertising costs due to other cost reduction initiatives. Sales and marketing headcount decreased by 120 positions from 206 at June 30, 2022 to 86 at June 30, 2023.
Research and development expenses decreased by $1.2 million, or 29%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Research and development expenses decreased by $1.7 million, or 23%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. These decreases were primarily the result of a decrease in personnel costs from lower headcount following the Reductions. Research and development headcount decreased by 27 positions from 143 at June 30, 2022 to 116 at June 30, 2023.
General and administrative expenses decreased by $5.5 million, or 57%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. General and administrative expenses decreased by $9.0 million, or 50%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. These decreases were primarily due to the nonrecurrence of equity-based compensation expense recognized during the three and six months ended June 30, 2022 in connection with the 2021 Plan, and a decrease in personnel costs from lower headcount following the Reductions. General and administrative headcount decreased by 24 positions from 85 at June 30, 2022 to 61 at June 30, 2023.
Transaction costs. In June 2022, we expensed $2.1 million of transaction costs related to a contemplated registered offering of equity securities.
Depreciation and amortization expense remained relatively flat for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022.
Loss on Abandonment of Assets. We stopped offering our Compliance Sheriff product and, as a result, recorded a loss on abandonment of the related intangible assets of $1.7 million in the six months ended June 30, 2022 (all during the three months ended March 31, 2022).

Change in Fair Value of Debt Purchase Option
For each of the three and six months ended June 30, 2023, we recognized a gain of $0.4 million in connection with the debt purchase option feature under the Convertible Senior Notes.

Change in Fair Value of Embedded Derivative Liability
For the three and six months ended June 30, 2023, we recognized a gain of $3.4 million and $23.1 million, respectively, in connection with the embedded derivative associated with the conversion feature under the Convertible Senior Notes, as compared to a gain of $92.0 million and $45.9 million, respectively, in the three and six months ended June 30, 2022.

Interest Expense, Net
Interest expense, net increased by $1.8 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Interest expense, net increased by $3.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increases in interest expense, net were primarily attributable to the changes in the mix of our debt during 2022 and 2023. As described below under “Liquidity and Capital Resources”, we entered into the Revolving Credit Facility. Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.0% per annum, payable in cash on the Final Maturity Date (as defined in the A&R Revolving Credit Agreement). The average outstanding balance under the Revolving Credit Facility during the three and six months ended June 30, 2023 was $48.8 million and $50.1 million, respectively, compared to $8.6 million and $4.3 million during the three and six months ended June 30, 2022, respectively. Additionally, on February 1, 2023, Legacy Appgate issued approximately $2.1 million in PIK Convertible Senior Notes with respect to a single interest payment date. Prior to June 9, 2023, interest on the Convertible Senior Notes accrued at an annual rate of 5.00% with respect to interest payments made in cash and 5.50% with respect to PIK Interest. Upon entry into the A&R Note Issuance Agreement and effective June 9, 2023, interest on the Convertible Senior Notes accrues at an annual rate of 8.00% with respect to interest payments made in cash and 8.50% with respect to PIK Interest.
Loss on Extinguishment of Debt
For each of the three and six months ended June 30, 2023, we recognized a loss of $77.6 million in connection with the A&R Note Issuance Agreement and Convertible Senior Notes. See Note 8 of Part I, Item 1, “Financial Statements” of this Quarterly Report for more information on the A&R Note Issuance Agreement and Convertible Senior Notes.

Other Expenses, Net
Other expenses, net were $0.2 million lower for each of the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022. These decreases were primarily the result of costs expensed following the abandonment of certain projects during 2022.
Income Tax Expense
Our effective tax rate for the three and six months ended June 30, 2023 was 0.4% and 1.5%, respectively. The effective tax rates for the three and six months ended June 30, 2023 differ from the U.S. Federal income tax rate of 21% primarily due to changes in the valuation allowance, the loss on extinguishment of debt and the change in the fair value of our embedded derivative liability, both of which are not tax deductible, state taxes, and foreign withholding taxes. The Company has determined that the tax effects of the change in the fair value of its embedded derivative liability cannot reliably be estimated. Accordingly, the discrete-period computation method has been used and the annual effective tax rate may change significantly once included.
Our effective tax rate for the three and six months ended June 30, 2022 was (1.4)% and 17.3%, respectively. The effective tax rates for the three and six months ended June 30, 2022 differ from the U.S. Federal income tax rate of 21% primarily due to foreign withholding taxes, changes in the valuation allowance, the change in the fair value of our embedded derivative liability that is not tax deductible, and state taxes. The Company has determined that the tax effects of the change in the fair value of its embedded derivative liability cannot reliably be estimated. Accordingly, the discrete-period computation method has been used and the annual effective tax rate may change significantly once included.
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
A reconciliation of our non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP revenue	$10,224	$11,129	$21,497	$22,207
GAAP gross profit	5,766	4,881	12,323	10,507
Add: amortization expense	843	954	1,686	1,908
Add: equity-based compensation	—	—	—	62
Non-GAAP gross profit	$6,609	$5,835	$14,009	$12,477
GAAP gross margin	56%	44%	57%	47%
Non-GAAP gross margin	65%	52%	65%	56%

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
A reconciliation of our non-GAAP loss from operations and non-GAAP operating margin to loss from operations and operating margin, the most directly comparable financial measures determined in accordance with GAAP, for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP revenue	$10,224	$11,129	$21,497	$22,207
GAAP loss from operations	(7,774)	(28,155)	(16,308)	(49,588)
Add: amortization expense	1,985	2,098	3,972	4,196
Add: loss on abandonment of assets	—	—	—	1,658
Add: equity-based compensation	—	3,663	42	7,388
Add: transaction costs	—	2,059	—	2,059
Non-GAAP loss from operations	$(5,789)	$(20,335)	$(12,294)	$(34,287)
GAAP operating margin	(76)%	(253)%	(76)%	(223)%
Non-GAAP operating margin	(57)%	(183)%	(57)%	(154)%

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

	Six Months Ended June 30,
	2023	2022
Net cash, cash equivalents and restricted cash used in operating activities	$(11,185)	$(36,524)
Less:
Purchases of property and equipment	(38)	(504)
Free cash flow	$(11,223)	$(37,028)
As a percentage of revenue:
GAAP revenue	$21,497	$22,207
Net cash, cash equivalents and restricted cash used in operating activities	(52)%	(164)%
Less:
Purchases of property and equipment	—%	(2)%
Free cash flow	(52)%	(167)%
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $4.9 million. Historically, Legacy Appgate’s principal source of liquidity was borrowing availability under certain promissory notes and cash generated from Legacy Appgate’s operations.

We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future. Currently, our principal sources of liquidity are the proceeds from the issuance of the Convertible Senior Notes, our borrowings under the Revolving Credit Facility, and cash generated from our operations, which have enabled us to make continued investments to support the growth of our business. As a result of our recurring losses from operations and current liquidity, management is of the opinion that there is a substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 1 to the unaudited condensed consolidated financial statements.

We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We will be required to obtain additional financing to fund our current planned operations, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed may have a negative impact on our financial condition and our ability to pursue our business strategy. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Debt
As of June 30, 2023, we had $127.1 million in aggregate principal amount of debt outstanding: $77.1 million under the Convertible Senior Notes and $50.0 million under the Revolving Credit Facility. As of December 31, 2022, we had $121.5 million in aggregate principal amount of debt outstanding: $75.0 million under the Convertible Senior Notes and $46.5 million under the Revolving Credit Facility.
Convertible Senior Notes
On February 9, 2021, Legacy Appgate issued the Initial Convertible Senior Notes to various funds managed by Magnetar. In connection with the closing of the Merger, Legacy Appgate issued the Additional Convertible Senior Notes. The Convertible Senior Notes were originally subject to the terms and conditions of the Original Note Issuance Agreement and the Original Note Purchase Agreement.
We received net proceeds of $72.8 million from the issuance of the Initial Convertible Senior Notes and Additional Convertible Senior Notes, after deducting fees and expenses of $2.2 million. We recorded these fees and expenses as debt issuance costs that will be amortized over the term of the Convertible Senior Notes.

On February 1, 2023, Legacy Appgate issued approximately $2.1 million in PIK Convertible Senior Notes with respect to a single interest payment date.

On June 9, 2023, Appgate, Legacy Appgate, Legacy Appgate’s domestic subsidiaries, Easy Solutions Japan, GK (“ES Japan”), Easy Solutions S.A.S. (“ES Colombia” and, collectively with the domestic subsidiaries, Appgate and ES Japan, the “Note Guarantors”), Magnetar, and U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “Collateral Agent”), entered into an amended and restated note issuance agreement (the “A&R Note Issuance Agreement”), pursuant to which the Original Note Issuance Agreement was amended and restated to (i) secure the obligations under the Convertible Senior Notes and the other related agreements with a first priority security interest in substantially all assets of Legacy Appgate and the Note Guarantors, (ii) extend the maturity date of the Convertible Senior Notes from February 9, 2024 to February 9, 2026, or, at Magnetar’s election, February 9, 2028 (in each case, unless earlier converted, redeemed, or repurchased), (iii) modify the financial covenant contained in the Original Note Issuance Agreement to provide that Appgate maintain liquidity of not less than $5.0 million as of the last day of each fiscal quarter (as further described below), (iv) increase the interest payable semi-annually under the Convertible Senior Notes from an annual rate of 5.00% if paid in cash or 5.50% if paid in kind to an annual rate of 8.00% if paid in cash or 8.50% if paid in kind, with such increase effective as of June 9, 2023, and (v) increase the conversion rate for each $1,000 principal amount of Convertible Senior Notes from 146.4374 shares of common stock of Appgate to a conversion rate of 527.17464 shares of common stock of Appgate; provided, that, in the event that Legacy Appgate fails to achieve Bookings (as defined in the A&R Note Issuance Agreement) of at least $15.0 million during the fiscal year ending December 31, 2023, the conversion will increase to 585.74960 shares of common stock of Appgate for each $1,000 principal amount of Notes (such increased number of shares of common stock into which the Notes may be converted, the “Additional Conversion Shares”).
The Convertible Senior Notes are senior obligations of Legacy Appgate and unconditionally guaranteed, jointly and severally, by each of the Note Guarantors. Interest on the Convertible Senior Notes is payable at Legacy Appgate’s election in cash, in kind (“PIK Interest”), or in a combination of cash and PIK Interest. The Convertible Senior Notes bear interest at the annual rate of 8.00% with respect to interest payments made in cash and 8.50% with respect to PIK Interest, with interest payable semi-annually on February 1 and August 1 of each year. Additional Notes (“PIK Convertible Senior Notes”) to be issued for PIK Interest will have the same terms and conditions as the Convertible Senior Notes.

Additionally on June 9, 2023, Appgate, Legacy Appgate, and the lenders thereunder (the “Lenders”) entered into an amended and restated note purchase agreement (the “A&R Note Purchase Agreement”), pursuant to which the Original Note Purchase Agreement was amended and restated to (i) provide for the purchase by the Lenders of up to $15.0 million aggregate principal amount of additional Convertible Senior Notes in one or more subsequent closings on or prior to June 9, 2025 and (ii) amend all previously issued Convertible Senior Notes to reflect terms consistent with the A&R Note Issuance Agreement. Except for the foregoing, the terms of the A&R Note Purchase Agreement are substantially the same as the terms of the Original Note Purchase Agreement.

The A&R Note Issuance Agreement includes certain customary affirmative and financial covenants. For example, the A&R Note Issuance Agreement contains a financial covenant that requires that we maintain liquidity of not less than $5.0 million as of the last day of each fiscal quarter. As of June 30, 2023, we had $4.9 million in cash and cash equivalents, and on June 30, 2023, the Representative and the Noteholders waived our noncompliance with the above-mentioned liquidity financial covenant with respect to the last day of June 2023. For more information regarding the covenants under the A&R Note Issuance Agreement, see Note 8 to the unaudited condensed consolidated financial statements.
Revolving Credit Agreement
On April 26, 2022, Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings entered into a revolving credit agreement (the “Original Revolving Credit Agreement”) which provides for a $50.0 million unsecured, revolving credit facility, or the “Revolving Credit Facility”.

On June 9, 2023, Appgate, Legacy Appgate, Legacy Appgate’s domestic subsidiaries and SIS Holdings entered into an amended and restated revolving credit agreement (the “A&R Revolving Credit Agreement”), pursuant to which the Original Revolving Credit Agreement was amended and restated to (i) secure the obligations under the A&R Revolving Credit Agreement with a second priority security interest in substantially all assets of Legacy Appgate, Appgate and Legacy Appgate’s domestic subsidiaries, (ii) extend the maturity date of the facility from June 30, 2023 to either August 9, 2026, or, if Magnetar elects to extend the maturity date of the Convertible Senior Notes to February 9, 2028, to August 9, 2028, and (iii) modify the financial covenant contained in the Original Revolving Credit Agreement to provide that Appgate maintain liquidity of not less than $5.0 million as of the last day of each fiscal quarter. Indebtedness under the A&R Revolving Credit Agreement is contractually subordinated to the Convertible Senior Notes. Interest accrues on amounts drawn under the Revolving Credit Facility at a rate of 10.00% per annum, payable in cash on the maturity date. All obligations under the A&R Revolving Credit Agreement are guaranteed by Appgate and Legacy Appgate’s domestic subsidiaries.

The A&R Revolving Credit Agreement includes certain customary affirmative and financial covenants. For example, the A&R Revolving Credit Agreement contains a financial covenant that requires that we maintain liquidity of not less than $5.0 million as of the last day of each fiscal quarter. As of June 30, 2023, we had $4.9 million in cash and cash equivalents, and on June 30, 2023, SIS Holdings waived our noncompliance with the above-mentioned liquidity financial covenant with respect to the last day of June 2023. For more information regarding the covenants under the A&R Revolving Credit Agreement, see Note 8 to the unaudited condensed consolidated financial statements.

As of June 30, 2023, we had $50.0 million in aggregate principal amount of debt outstanding under the Revolving Credit Facility.
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
Cash Flow
Cash Flows for the Six Months Ended June 30, 2023 and 2022. The following table sets forth our historical cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash, cash equivalents and restricted cash used in operating activities	$(11,185)	$(36,524)
Net cash, cash equivalents and restricted cash used in investing activities	$(38)	$(504)
Net cash, cash equivalents and restricted cash provided by financing activities	$3,500	$21,000
Operating Activities
Our largest source of operating cash is cash collections from customers for sales of licenses and services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

Net cash used in operating activities during the six months ended June 30, 2023 was $11.2 million, which resulted from a net loss of $77.4 million, adjusted for net non-cash outflows of $66.1 million and net cash inflow of $0.1 million from changes in assets and liabilities. Non-cash outflows primarily consisted of the $77.6 million loss on extinguishment of debt, $4.8 million non-cash interest expense, $4.4 million of depreciation and amortization, and $1.8 million of amortization of deferred contract acquisition costs, partially offset by a $23.1 million gain in the fair value of our embedded derivative liability. The net cash inflow from changes in assets and liabilities was primarily due to decreases in contract assets and prepaid and other current assets, partially offset by changes in deferred contract acquisition costs and cash used in working capital. The main changes in working capital were accounts receivable and accounts payable.

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
Investing Activities
During the six months ended June 30, 2023, we used $38 thousand for purchases of property and equipment as compared to $0.5 million during the six months ended June 30, 2022.
Financing Activities
During the six months ended June 30, 2023, we borrowed $3.5 million under the Revolving Credit Facility as compared to $21.0 million during the six months ended June 30, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed in Part II, Item 9A, “Controls and Procedures” in our 2022 Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the quarter ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1†	Amended and Restated Note Issuance Agreement, dated June 9, 2023, by and among Legacy Appgate, Appgate, the other guarantors party thereto, Magnetar Financial LLC and U.S. Bank Trust Company, National Association	8-K	10.1	6/15/2023
10.2†	Amended and Restated Note Purchase Agreement, dated June 9, 2023, by and among Legacy Appgate, Appgate and the lenders named on the Schedule of Lenders attached thereto	8-K	10.2	6/15/2023
10.3†	Amended and Restated Revolving Credit Agreement, dated June 9, 2023, by and among Legacy Appgate, Appgate, the other guarantors party thereto and SIS Holdings, L.P	8-K	10.3	6/15/2023
10.4	Intercreditor and Subordination Agreement, dated June 9, 2023, by and among U.S. Bank Trust Company, National Association, SIS Holdings, Appgate, Legacy Appgate, the Domestic Subsidiary Guarantors, ES Japan and ES Colombia	8-K	10.4	6/15/2023
10.5	Amendment to Registration Rights Agreement, dated as of June 9, 2023, by and among Appgate, Legacy Appgate, Magnetar Financial LLC and the holders of Notes	8-K	10.5	6/15/2023
31.1	Certification of Principal Executive Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer of Appgate, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Appgate, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File

*    Furnished herewith.
†    The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Appgate agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 31, 2023		Appgate, Inc.

	By:	/s/ Leo Taddeo
Leo Taddeo
Chief Executive Officer and President